Form 10-Q
period 1996-06-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1996-08-13
CIK 906114

- - ------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------

                                  FORM 10-Q
                            ---------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                         Commission File No. 0-21830

                            ---------------------

                      Johnstown America Industries, Inc.
            (Exact name of registrant as specified in its charter)
              Incorporated pursuant to the Laws of Delaware State
                             ---------------------

       Internal Revenue Service - Employer Identification No. 25-1672791


                            980 N. Michigan Avenue
                                  Suite 1000
                              Chicago, IL 60611
                   (Address of principal executive offices)

                                (312) 280-8844
              Registrant's telephone number, including area code
                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 6, 1996 was 9,736,062.

- - ------------------------------------------------------------------------------

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          Page


PART I      FINANCIAL INFORMATION.......................................   2

Item 1      Condensed Consolidated Balance Sheets as
            of June 30, 1996, and December 31, 1995.....................  3-4

            Condensed Consolidated Statements of Income for
            the Three and Six Months Ended June 30, 1996 and 1995.......   5

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1996 and 1995.............  6-7

            Notes to Condensed Consolidated Financial Statements........  8-17


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 18-23


PART II     OTHER INFORMATION   ........................................ 24-25

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


In the  opinion  of the  registrant's  management,  the  unaudited  consolidated financial statements included in this filing on Form 10-Q reflect all adjustments (which consist of normal recurring adjustments) which are considered necessary for a fair presentation of financial information for the periods presented.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                        June 30,    December 31,
(In thousands)                                            1996          1995
                                                     -------------  ------------
                                                      (Unaudited)

      ASSETS

Current Assets:
Cash and cash equivalents ...........................  $  17,105     $  11,639
 Accounts receivable, net............................     62,886        59,959
 Inventories.........................................     44,610        43,900
 Prepaid expenses and other..........................     19,188        22,935
                                                        --------      --------
   Total current assets..............................    143,789       138,433

 Property, plant and equipment, net..................    126,509       128,770
 Leasing business assets, net........................     35,190        35,655
 Restricted cash.....................................        701         1,364
 Deferred financing costs, net.......................     14,784        15,110
 Intangible assets, net..............................     57,015        60,023
 Excess cost over net assets acquired, net...........    197,526       199,470
                                                        --------      --------
   Total assets......................................  $ 575,514     $ 578,825
                                                        ========      ========


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                        June 30,    December 31,
(In thousands)                                            1996          1995
                                                     -------------  ------------
                                                      (Unaudited)


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...................................   $   40,035    $  39,647
 Accrued expenses and other payables................       56,198       57,276
 Current maturities of long-term debt and capital lease    16,821       16,813
                                                        ---------     --------
   Total current liabilities........................      113,054      113,736

Long-term debt and capital lease, less current maturities 209,888      212,973
Other long-term liabilities.........................       56,729       55,106
Senior subordinated notes...........................      100,000      100,000
Deferred income taxes...............................       28,922       28,136

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding......................           --           --
 Common stock, par $.01, 201,000 shares
  authorized, 9,736 and 9,731 issued and outstanding
  as of June 30, 1996 and December 31, 1995,
  respectively......................................           98           98
 Paid-in capital....................................       55,015       55,015
 Retained earnings..................................       11,838       13,791
 Employee receivables for stock purchases...........          (30)        ( 30)
                                                        ---------     --------
   Total shareholders' equity ......................       66,921       68,874

   Total liabilities and shareholders' equity ......    $ 575,514    $ 578,825
                                                         ========     ========




    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


(In thousands, except per share data)
                                   Three Months Ended       Six Months Ended
                                        June 30,                  June 30,
                                ---------------------    --------------------
                                  1996        1995         1996       1995
                                  ----        ----         ----       ----

Net manufacturing sales.......$ 132,308   $ 166,201     $ 283,626   $ 344,128
Leasing revenue...............      982         530         2,003       1,040
                               --------    --------      --------    --------
 Total revenue................  133,290     166,731       285,629     345,168

Cost of sales - manufacturing.  111,460     152,651       240,180     319,639
Cost of leasing...............      348         134           679         255
                               --------    --------      --------    --------
 Gross profit.................   21,482      13,946        44,770      25,274

Selling, general and
  administrative expenses.....   11,529       6,276        23,808      10,719
Amortization expense..........    2,562       1,049         5,133       2,274
                               --------    --------      --------    --------
 Operating income.............    7,391       6,621        15,829      12,281

Interest and other financing
  costs, net..................    8,147         875        16,323       1,661
Interest expense - leasing  ..      743         153         1,263         153
                               --------    --------      --------    --------

 Income (loss) before income
   taxes......................   (1,499)      5,593        (1,757)     10,467

Provision (benefit)for income
   taxes......................     (275)      2,237           195       4,089
                               --------    --------      --------    --------

 Net income (loss)............$  (1,224)  $   3,356     $  (1,952)  $   6,378
                               ========    ========      ========    ========

Net income (loss) per common
 and common equivalent
 shares outstanding...........$   (0.13)  $    0.34     $   (0.20)  $    0.65
                               ========    ========      ========    ========

Weighted average common and
 common equivalent shares ....    9,760       9,840         9,757       9,810
                               =========  =========     =========   =========

    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)



(In thousands)                                             Six Months Ended
                                                               June 30,
                                                           ----------------
                                                          1996          1995
                                                       ----------   ----------

OPERATING ACTIVITIES:
 Net income (loss)..................................   $  (1,952)   $   6,378

 Adjustments for items not affecting cash
  from operating activities:
  Depreciation......................................       7,655        2,049
  Amortization......................................       7,165        2,274
  Deferred tax expense..............................         786          240
 Changes in postretirement benefits.................       1,273          900
                                                        --------     --------
                                                          14,927       11,841

 Changes in operating assets and liabilities, net of effect of acquired businesses:

 Accounts receivable, net...........................      (2,927)      (6,836)
 Inventories........................................        (710)       9,469
 Accounts payable...................................         386        8,392
 Other assets and liabilities.......................       1,988         (311)
                                                        --------      -------

 Net cash provided by operating activities..........      13,664       22,555
                                                        --------      -------

INVESTING ACTIVITIES:
  Capital expenditures, including Danville facility       (4,914)      (6,088)
  Leased assets additions...........................         (15)     (17,308)
  Decrease in restricted cash.......................         663           --
  Acquisition of Bostrom, less cash acquired                  --      (32,444)
                                                        --------      -------

 Net cash used for investing activities.............      (4,266)     (55,840)
                                                        --------      -------


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)



(In thousands)                                             Six Months Ended
                                                              June 30,
                                                           ----------------
                                                          1996          1995
                                                       ----------   ----------
FINANCING ACTIVITIES:
 Net (payments) borrowings under revolving loans....          --       24,700
 Net (payments) borrowings under term loans.........      (8,406)          --
 Net borrowings under JAIX Leasing loans............       5,329           --
 Payment of deferred financing costs................        (855)        (364)
 Other..............................................          --           37
                                                        --------     --------

 Net cash provided by (used for) financing activities     (3,932)      40,784
                                                        --------     --------

 Net increase in cash and cash equivalents..........       5,466        7,499

CASH AND CASH EQUIVALENTS,
  beginning of period...............................      11,639        1,754
                                                        --------     --------

CASH AND CASH EQUIVALENTS,
  end of period.....................................   $  17,105    $   9,253
                                                        ========     ========


                      SUPPLEMENTAL CASH FLOWS DISCLOSURE

(In thousands)

Cash paid for interest..............................   $  14,771    $     692

Cash paid for income taxes..........................         587        1,790

Business acquisition
 Cash paid..........................................   $      --       32,577
 Assets acquired....................................          --       43,830
                                                        --------     --------
 Liabilities assumed................................   $      --    $  11,253
                                                        ========     ========

    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)


1. BASIS OF PRESENTATION

     The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the registrant's Form 10-K for the year ended December 31, 1995.

     The consolidated financial statements include the accounts of Johnstown America Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.


2.  ACQUISITIONS

Bostrom Seating, Inc.

     On January 13, 1995, the Company acquired Bostrom Seating, Inc. ("Bostrom"). Bostrom is primarily engaged in the manufacture and sale of air suspension and static seating for the Class 8 heavy duty truck market. The total purchase price was approximately $32.6 million and was funded by the Company's previous borrowing facility.

Freight Car Services, Inc. - Danville Facility

     On January 27, 1995, the Company purchased a freight car rebuilding and repair facility in Danville, Illinois for $2.5 million and spent additional capital in 1995 of $1.9 million for refurbishment. The Company started operations at this facility in October 1995.

Truck Components, Inc.

     On August 23, 1995, the Company completed the acquisition of Truck Components Inc. ("TCI"), whereby the Company acquired all outstanding shares of common stock of TCI (including shares subject to options) for a cash purchase price of approximately $166 million.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)

ACQUISITIONS (cont.)

     The Company also made a tender offer for the $82 million of TCI's outstanding senior notes and purchased such notes for $94 million. The acquisition and tender offer, as well as the repayment of the Company's and TCI's existing bank debt (excluding the JAIX Leasing facility) and the payment of various transaction fees and expenses were financed by borrowings under the Senior Bank Facilities and the proceeds of the issuance of the Notes (see notes 4 and 5 for a description of the Company's debt).

     The operating results of the acquired companies have been included in the Company's reported results of operations from their respective acquisition dates.

     The Bostrom and TCI acquisitions were accounted for as purchases for financial reporting purposes. Accordingly, certain assets and liabilities of the acquired companies were recorded at estimated fair values as of the acquisition date, adjusted as of June 30, 1996, based on management's best judgement and available information at the time.

     Future changes in the estimates related to the TCI acquisition, if any, will be made within one year of the acquisition date and are not expected to be material. Amortization of excess cost over net assets acquired is being amortized over forty years.

     The Company's unaudited pro forma results of operations for the six months ended June 30, 1995 as though the acquisitions of Bostrom and TCI and the related financing transactions occurred on January 1, 1995 are as follows (in thousands, except per share data):

                                                 1995
                                             -----------
         Total revenue                       $ 532,483
         Gross profit                           66,152
         Net income                             11,510
         Net income per share                $    1.17

     This pro forma information does not purport to be indicative of what would have occurred had the acquisitions and related transactions occurred at an earlier date or of results which may occur in the future.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)


3.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          1996          1995
                                                      -----------   -----------
Raw materials and purchased
  components                                           $   6,325    $  14,287
Work-in-progress and finished goods                       38,285       29,613
                                                        --------     --------
                                                       $  44,610    $  43,900
                                                        ========     ========


4.  DEBT

Long-term debt of the Company consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                          1996          1995
                                                      -----------   -----------

  Revolving Loans                                      $      --    $      --
  Tranche A Term Loans                                     3,335      100,000
  Tranche B Term Loans                                    98,335      100,000
                                                        --------     --------
    Total Senior Bank Facilities                         191,670      200,000

  Industrial Revenue Bonds                                 5,300        5,300
  Capital leases                                           2,029        2,105
  JAIX Leasing loans                                      27,710       22,381
                                                        --------     --------
    Total debt                                           226,709      229,786

  Current maturities                                     (16,821)    (16,813)
                                                        --------     --------

    Long-term debt                                     $ 209,888    $ 212,973
                                                        ========     ========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)


Senior Bank Facilities

     The Company entered into a credit facility ("Senior Bank Facilities") on August 23, 1995, in conjunction with the acquisition of TCI and the related transactions described in Note 2. The Revolving Loans portion of the Senior Bank Facilities provides for up to $100 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of June 30, 1996, availability under the Revolving Loans, after consideration of outstanding letters of credit of $18.7 million, was $42.6 million. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing Company (the "Guarantor Subsidiaries") and are secured by the assets of the Company and the Guarantor Subsidiaries, including the stock of the Guarantor Subsidiaries.

     At the Company's election, interest rates per annum applicable to the Revolving Loans and Tranche A Term Loans will be a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offered rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between .50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to Tranche B Term Loans are either (a) LIBOR plus a margin of 3.00% or (b) ABR plus 2.00%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company.

     The term loans under the Senior Bank Facilities amortize quarterly, which commenced on March 31, 1996. The Tranche A Term Loans and the Revolving Loans mature on March 31, 2002 and the Tranche B Term Loans mature on March 31, 2003.

     The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, leverage and interest coverage ratios and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances. At June 30, 1996, the Company was in compliance with these and all other debt covenants.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)


JAIX Term Loan

     On June 14, 1996, JAIX Leasing Company ("JAIX Leasing") refinanced its existing three year term loan facility with a 10 year term loan ("JAIX Term Loan"). Borrowings under the JAIX Term Loan bear interest at the fixed rate of 9.35% and amortize monthly commencing July 1996. This Facility is secured by the JAIX Leasing's leases and underlying freight car assets.

Industrial Revenue Bonds

     The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (3.55% as of June 30, 1996) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

     In connection with the Industrial Revenue Bonds, the Company has restricted cash at June 30, 1996 of $0.7 million from the initial proceeds of $5.3 million. The restricted cash is held in trust and will be used for additional improvements and expansion of the Freight Car Services' Danville facility.

Interest Rate Contracts

     The Company has entered into various interest rate contracts to fix the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $165 million and the fixed rates of interest on these contracts range from 5.98% to 6.32% plus the applicable borrowing margin. The maturities on all contracts range from August 1996, through August 1998.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)


5.  SENIOR SUBORDINATED DEBT

     In conjunction with the acquisition of TCI, the Company issued $100 million of Senior Subordinated Notes (the "Notes") which are due August 15, 2005 and have an interest rate of 11.75% per annum and are guaranteed on a unsecured, senior subordinated joint and several basis by the Guarantor Subsidiaries. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, and payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.


6.  ENVIRONMENTAL MATTERS

     The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of June 30, 1996, based on all of the information currently available to the Company, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      For the Quarter Ended June 30, 1996
                                  (Unaudited)



7.  GUARANTOR SUBSIDIARIES

     The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following condensed consolidating financial data illustrates the composition of the Parent Company, the Guarantor Subsidiaries, and JAIX Leasing as of June 30, 1996. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial composition of the Guarantor Subsidiaries and thus, are not presented.

     Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

                     Condensed Consolidating Balance Sheet
                              as of June 30, 1996
                                (In thousands)
                                  (Unaudited)

                                                           Parent     Guarantor
                                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Cash and cash equivalents .........................    $  15,577    $  (1,251)    $   2,779     $      --     $  17,105
Accounts receivable, net ..........................           --       62,813            73            --        62,886
Inventories .......................................           --       44,610            --            --        44,610
Prepaid expenses and other ........................        8,534        9,174         1,480            --        19,188
                                                        --------     --------      --------      --------      --------

     Total current assets .........................       24,111      115,346         4,332            --       143,789

Property, plant and equipment, net ................          670      125,839        33,531          (341)      159,699
Other assets ......................................      116,245      252,374           413       (97,006)      272,026
                                                        --------     --------      --------      --------      --------

     Total assets .................................    $ 141,026    $ 493,559     $  38,276     $ (97,347)    $ 575,514
                                                        ========     ========      ========      ========      ========


Accounts payable ..................................    $     177    $  39,855     $       3     $      --     $  40,035
Other current liabilities .........................       23,291       50,032          (178)         (126)       73,019
                                                        --------     --------      --------      ---------     --------

     Total current liabilities ....................       23,468       89,887          (175)         (126)      113,054

Noncurrent liabilities ............................           --       83,325         2,326            --        85,651
Long-term debt and intercompany
  advances, less current maturities ...............       50,637      231,541        27,710            --       309,888

Total shareholders' equity ........................       66,921       88,806         8,415       (97,221)       66,921
                                                        --------     --------      --------      --------      --------

     Total liabilities and shareholders'
         equity ...................................    $ 141,026    $ 493,559     $  38,276     $ (97,347)    $ 575,514
                                                        ========     ========      ========      ========      ========

                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                                           Parent     Guarantor
                                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Total revenue ................................         $      20    $ 283,626     $   1,983     $      --     $ 285,629
Cost of sales ................................                (5)     240,180           684            --       240,859
                                                        --------     --------      --------      --------      --------
  Gross profit ...............................                25       43,446         1,299            --        44,770
Selling, general, administrative
 and amortization expenses ...................                (3)      28,944            --            --        28,941
                                                        --------     --------      --------      --------       -------
   Operating income ..........................                28       14,502         1,299            --        15,829
Interest expense, net ........................             5,550       10,816         1,220                      17,586
Equity (earnings) of subsidiaries ............            (2,343)          --            --         2,343            --
Provision (benefit) for income taxes .........            (1,227)       1,389            33            --           195
                                                        --------     --------      --------      --------       -------
   Net income (loss) .........................         $  (1,952)   $   2,297     $      46     $  (2,343)    $  (1,952)
                                                        ========     ========      ========      ========      ========

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 1996
                                 (In thousands)
                                   (Unaudited)


                                                           Parent     Guarantor
                                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES .........................        $  (6,902)   $  19,643     $    923      $      --     $  13,664

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures ........................             (204)      (4,710)          --             --        (4,914)
  Leased assets and investments ...............               --           --          (15)            --           (15)
  Changes in restricted cash ..................               --          663           --             --           663
                                                        --------     --------      -------       --------      --------
Cash provided by (used for)
   investing activities .......................             (204)      (4,047)         (15)            --        (4,266)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net payments under term loans ...............           (8,330)         (76)          --             --        (8,406)
  Loan facility of leasing business ...........               --           --        5,329             --         5,329
  Change in intercompany advances .............           14,038      (10,601)      (3,437)            --            --
  Dividends received/ (paid)  .................              500           --         (500)            --            --
  Deferred financing costs paid ...............             (421)         (14)        (420)            --          (855)
                                                        --------     --------      -------       --------      --------
Cash provided by (used for)
   financing  activities ......................            5,787      (10,691)         972             --        (3,932)

Net increase (decrease) in cash
 and cash equivalents .........................           (1,319)       4,905        1,880             --         5,466
CASH AND CASH
 EQUIVALENTS,
  beginning of period .........................           16,896       (6,156)         899             --        11,639
                                                        --------     --------      -------       --------      --------

CASH AND CASH
 EQUIVALENTS,
  end of period ...............................        $  15,577    $  (1,251)    $  2,779      $      --     $  17,105
                                                        ========     ========      =======       ========      ========

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

               For the Three and Six Months Ended June 30, 1996


Item 2.


General

     The Company completed the acquisitions of Truck Components Inc. ("TCI") on August 23, 1995, and Bostrom Seating, Inc. ("Bostrom") on January 13, 1995. Both the acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results were included in the Company's reported results from their respective acquisition dates. The results of TCI have a significant impact on the comparative discussions below. Additionally, the Company, through its wholly owned subsidiary Freight Car Services, Inc., completed the purchase of the Danville, Illinois facility which began operations in October 1995.

     The Company's sales are affected to a significant degree by the freight car and Class 8 truck markets. Both the freight car and the Class 8 truck markets are subject to significant fluctuations due to economic conditions in these particular markets, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.

     Johnstown America Corporation ("JAC"), the Company's freight car manufacturing subsidiary sales are driven principally by the number and type of freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.


Results of Operations

Three Months Ended June 30, 1996 and 1995
Total Revenue

     Total revenue for the three months ended June 30, 1996 decreased 20.0% to $133.3 million from $166.7 million in 1995. The total revenue decrease of $33.4 million was due to the decrease in revenues from freight car operations. Second quarter 1996 shipments of new and rebuilt cars decreased to 760 from 3,004 new and rebuilt cars in the same period of 1995 and a reduction in shipments of freight car kits and parts. This decrease in production resulted in a 65.0% reduction in revenue, which has been partially offset by revenues generated by the acquisition of TCI in August 1995 (47.0% increase).


Cost of Sales - Manufacturing and Gross Profits

     Cost of Sales - Manufacturing for the three months ended June 30, 1996 as a percent of manufacturing sales was 84.2%, compared to 91.8% in 1995. Related gross profits were 15.8% and 8.2%, respectively. The improvement in gross profits resulted primarily from the acquisition of TCI in August 1995, which has historically generated higher gross profit margins than the freight car business.


Selling, General, Administrative and Amortization

     Selling, general, and administrative expenses as a percentage of total revenue were 8.6% and 3.8% for the three months ended June 30, 1996 and 1995, respectively. The increase in selling, general, and administrative expense is related to the acquisition and the integration of TCI which has higher selling, general and administrative levels as a percent of revenue compared to the freight car business, and to increased product development costs at JAC. Amortization expense as a percentage of total revenue was 1.9% and .6% for the three months ended June 30, 1996 and 1995, respectively. The increase in amortization expense is related to certain intangible assets of TCI and the excess cost over net assets acquired in the TCI acquisition.


Operating Income

     Operating income was $7.4 million in the second quarter of 1996, compared to $6.6 million in the second quarter of 1995. The increase was primarily due to including operating income of TCI which more than offsets the drop in operating income at JAC.


Other

     Interest expense, net, was $8.9 million in the second quarter of 1996 compared to $1.0 in the second quarter of 1995. Interest expense in 1996 resulted from increased borrowings under the Senior Bank Facilities and the issuance of the Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

     Net loss and loss per share for the second quarter of 1996 were $1.2 million and $0.13, respectively, compared to net income and earnings per share of $3.4 million and $0.34, respectively, for the second quarter of 1995.

Results of Operations

Six Months Ended June 30, 1996 and 1995
Total Revenue

     Total revenue for the six months ended June 30, 1996 decreased 17.3% to $285.6 million from $345.2 million in 1995. The total revenue decrease of $59.6 million was due to the decrease in freight car production at JAC (1,632 new and rebuilt cars in 1996 vs 5,877 new and rebuilt cars in 1995) and a reduction in shipments of freight car kits and parts. This decrease in production resulted in a 63.0% reduction in revenue, which has been partially offset by revenues generated by the acquisition of TCI in August 1995 (47.0% increase). As of June 30, 1996, the Company's backlog of new freight cars was 1,357 and 19 rebuilds as compared to 2,985 new freight cars and 145 rebuilds on June 30, 1995.


Cost of Sales - Manufacturing and Gross Profits

     Cost of Sales - Manufacturing for the six months ended June 30, 1996 as a percent of manufacturing sales was 84.7%, compared to 92.9% in 1995. Related gross profits were 15.3% and 7.1%, respectively. The improvement in gross profits resulted primarily from the acquisition of TCI in August 1995, which has historically generated higher gross profit margins than the freight car business.


Selling, General, Administrative and Amortization

     Selling, general, and administrative expenses as a percentage of total revenue was 8.3% and 3.1% for the six months ended 1996 and 1995, respectively. The increase in selling, general, and administrative expense is related to the acquisition and the integration of TCI which has higher selling, general and administrative levels as a percent of revenue compared to the freight car business, and to increased product development costs at JAC. Amortization expense as a percentage of total revenue was 1.8% and .7% for the six months ended 1996 and 1995, respectively. The increase in amortization expense is related to certain intangible assets of TCI and the excess cost over net assets acquired in the acquisition.


Operating Income

     Operating income was $15.8 million for the first six months of 1996, compared to $12.3 million in the same period of 1995. The increase was primarily due to the operating income from the TCI acquisition, more than offsetting the drop in operating income at JAC.

Other

     Interest expense, net was $17.6 million for the first six months of 1996 compared to $1.8 in the same period of 1995. Interest expense in 1996 resulted from increased borrowings under the Senior Bank Facilities and the issuance of the Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

     Net loss and loss per share for the first six months of 1996 were $2.0 million and $0.20, respectively, compared to net income and earnings per share of $6.4 million and $0.65, respectively for the same period of 1995.


Liquidity and Capital Resources

     For the six months ended June 30, 1996, the Company provided cash from operations of $13.7 million compared with $22.6 million for the first six months of 1995. The Company used $4.3 million of cash in investing activities during the first six months of 1996, primarily for capital expenditures. Cash used for financing activities was $3.9 million for the first six months of 1996 due to payments on term debt partially offset by an increase in the JAIX Leasing loans.

     The Company's freight car sales are characterized by large order sizes, specific customer delivery schedules and related vendor receipts and payment schedules, all of which can combine to create significant fluctuations in working capital accounts when comparing end of period balances. Such fluctuations tend to be of short duration, and the Company considers this to be a normal part of its operating cycle which does not significantly impact its financial flexibility and liquidity.

     On August 23, 1995, in conjunction with the acquisition of TCI and the refinancing of the existing debt of the Company, the Company and the Guarantor Subsidiaries entered into the $300 million Senior Bank Facilities and issued $100 million of Notes. See footnotes 4 and 5 of the Condensed Consolidated Financial Statements for the six months ended June 30, 1996, for a description of the Senior Bank Facilities and the Notes.

     As of June 30, 1996, there was $191.7 million of term loans outstanding under the Senior Bank Facilities, $100 million of Notes outstanding, and no borrowings under the $100 million revolving credit line under the Senior Bank Facilities. Availability under the Revolving Loans, after consideration of outstanding letters of credit of $18.7 million, was $42.6 million.

     Interest payments on the Notes and interest and principal payments under the Senior Bank Facilities represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $5.9 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Bank Facilities require periodic principal payments through their maturities.

     The Company formed a leasing business in 1994 to lease freight cars. This leasing division was formed into a wholly owned subsidiary, JAIX Leasing, in January 1995 and currently has 600 freight cars on lease. In June 1996, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities and repay its existing credit facility. See footnote 4 of the Condensed Consolidated Financial Statements for the six months ended June 30, 1996, for a description of this loan. As of June 30, 1996, there was $27.7 million outstanding under this loan.

     The Company believes that the cash flow generated from its operations, together with amounts available under the Revolving Loans, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     As of June 30, 1996, the Company's balance sheet included cash of $17.1 million.


Environmental Matters

     The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of June 30, 1996, based on all of the information currently available to the Company, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

Effects of Inflation

     General price inflation has not had a material impact on the Company's results of operations.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The patent infringement lawsuit commenced by Johnstown America Corporation in December 1992 against Trinity Industries, Inc. alleging infringement of Johnstown America Corporation's patent for its BethGon Coalporter(R) freight car is presently being tried before a jury in the United States District Court for the Western District of Pennsylvania sitting in Pittsburgh. The trial commenced July 23, 1996 and it is expected that the trial will be concluded and a jury verdict reached during the week of August 12, 1996. As part of such lawsuit, Trinity Industries, Inc. has made various counterclaims against Johnstown America Corporation, including seeking to invalidate Johnstown America Corporation's patent. The Company continues to believe that such counterclaims are without merit and intends to contest them vigorously. Although neither the outcome of the action nor the effect of such outcome can be predicted with certainty, in the opinion of management of the Company, the outcome of the litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is involved in various warranty claims and repairs with its customers in the normal course of business. In the opinion of management, accrued repair costs relating to these obligations are adequate.

Item 4. Submission of Matters to a Vote of Securities Holders.

     The Company's Annual Meeting of Shareholders was held on May 2, 1996. At the meeting, shareholders voted on the election of one director and an amendment to the Company's 1993 Stock Option Plan. The results were as follows:

1.     Election of Director

                                                        Withheld/     Broker
                           Votes For    Votes Against  Abstentions   Non-Votes
                           ---------    -------------  -----------   ---------
      Thomas M. Begel      8,337,837       147,800           --          --

2.    Amendment to 1993
      Stock Option Plan    7,947,108       495,543       43,022          --


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1  JAIX Term Loan Agreement

(b) Reports


The Company filed the following reports on Form 8-K during the three months ended June 30, 1996:


None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.


BY          \s\ Andrew M. Weller
          -------------------------------
          Andrew M. Weller
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Dated: August 9, 1996