Form 10-Q
period 1996-09-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1996-11-08
CIK 906114

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q
                              ---------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                           Commission File No. 0-21830

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

                           Yes [X]        No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 1, 1996 was 9,742,062.

-------------------------------------------------------------------------------

        JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                         TABLE OF CONTENTS



                                                                      Page


PART I    FINANCIAL INFORMATION....................................    2

Item 1    Condensed Consolidated Balance Sheets as
          of September 30, 1996, and December 31, 1995.............   3-4

          Condensed Consolidated Statements of Income for
          the Three and Nine Months Ended September 30, 1996
          and 1995.................................................    5

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996 and 1995....   6-7

          Notes to Condensed Consolidated Financial Statements.....   8-17


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations............  18-23


PART II   OTHER INFORMATION   .....................................   24

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

        JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS

          AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                              September 30,     December 31,
(In thousands)                                   1996              1995
                                             --------------    -------------
                                              (Unaudited)

      ASSETS

Current Assets:
 Cash and cash equivalents..................   $   8,579        $  11,639
 Accounts receivable, net...................      53,433           59,959
 Inventories................................      44,691           43,900
 Prepaid expenses and other.................      21,438           22,935
                                                --------         --------
   Total current assets.....................     128,141          138,433

 Property, plant and equipment, net.........     125,066          128,770
 Leasing business assets, net...............      39,946           35,655
 Restricted cash............................         661            1,364
 Deferred financing costs, net..............      14,107           15,110
 Intangible assets, net.....................      55,731           60,023
 Excess cost over net assets acquired, net..     199,122          199,470
                                                --------         --------
   Total assets.............................   $ 562,774        $ 578,825
                                                ========         ========


See accompanying notes to condensed consolidated financial statements.

        JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

          AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                               September 30,    December 31,
(In thousands)                                     1996             1995
                                              --------------    ------------
                                               (Unaudited)


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...........................   $  37,280        $  39,647
 Accrued expenses and other payables........      54,147           57,276
 Current maturities of long-term debt
  and capital lease.........................      16,826           16,813
                                                --------         --------
   Total current liabilities................     108,253          113,736

Long-term debt and capital lease, less
  current maturities........................     205,434          212,973
Other long-term liabilities.................      54,412           55,106
Senior subordinated notes...................     100,000          100,000
Deferred income taxes.......................      29,302           28,136

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding..............          --               --
 Common stock, par $.01, 201,000 shares
  authorized, 9,736 and 9,731 issued and
outstanding as of September 30, 1996 and
December 31, 1995,  respectively............          98               98
 Paid-in capital............................      55,030           55,015
 Retained earnings..........................      10,275           13,791
 Employee receivables for stock purchases...         (30)            ( 30)
                                                --------         --------
   Total shareholders' equity...............      65,373           68,874

   Total liabilities and shareholders' equity  $ 562,774        $ 578,825
                                                ========         ========




See accompanying notes to condensed consolidated financial statements.

        JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Unaudited)


(In thousands, except per share data)

                                       Three Months Ended   Nine Months Ended
                                          September 30         September 30,
                                    --------------------------------------------
                                       1996       1995       1996       1995
                                     --------   --------   --------   --------

Net manufacturing sales...........  $ 139,794  $ 166,175  $ 423,420  $ 510,303
Leasing revenue...................      1,051        706      3,054      1,746
                                     --------   --------   --------   --------
 Total revenue....................    140,845    166,881    426,474    512,049

Cost of sales - manufacturing.....    119,977    152,607    360,157    472,226
Cost of leasing...................        335        197      1,014        453
                                     --------   --------   --------   --------
 Gross profit.....................     20,533     14,077     65,303     39,370

Selling, general and administrative
 expenses.........................     10,774      7,461     34,583     18,326
Amortization expense..............      2,635      1,644      7,768      3,854
                                     --------   --------   --------   --------
 Operating income.................      7,124      4,972     22,952     17,190

Interest and other financing costs,
 net                                    8,381      3,845     24,703      5,506
Interest expense - leasing                632        386      1,895        539
                                     --------   --------   --------   --------

 Income (loss) before income
   taxes..........................     (1,889)       741     (3,646)    11,145

Provision (benefit)for income taxes      (326)       480       (131)     4,569
                                     --------   --------   --------   --------

 Net income (loss)................  $  (1,563) $     261  $  (3,515) $   6,576
                                     ========   ========   ========   ========

Net income (loss) per common
 and common equivalent
 shares outstanding...............  $   (0.16) $   0 .03  $   (0.36) $    0.67
                                     ========   ========   ========   ========

Weighted average common and
 common equivalent shares               9,741      9,808      9,757      9,810
                                     ========   ========   ========   ========




     See accompanying notes to condensed consolidated financial statements.

        JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Unaudited)



(In thousands)                                      Nine Months Ended
                                                       September 30,
                                                    ------------------
                                                   1996             1995
                                                ---------        --------

OPERATING ACTIVITIES:
 Net income (loss)..........................   $  (3,515)       $   6,576

 Adjustments for items not affecting cash
  from operating activities:
  Depreciation..............................      11,240            4,117
  Amortization..............................      10,745            4,017
  Deferred tax expense......................       1,166              697
  Changes in postretirement benefits........       1,419            1,420
                                                --------         --------
                                                  21,055           16,827

 Changes in operating assets and liabilities, net of effect of acquired business:

 Accounts receivable, net...................       6,526           15,532
 Inventories................................        (791)          20,380
 Accounts payable...........................      (2,368)         (11,564)
 Other assets and liabilities...............      (8,171)           2,279
                                                --------         --------

 Net cash provided by operating activities..      16,251           43,454
                                                --------         --------

INVESTING ACTIVITIES:
  Capital expenditures......................      (6,554)          (8,585)
  Leased assets additions...................      (5,077)         (19,322)
  Decrease in restricted cash...............         703               --
  Acquisition of Bostrom, less cash acquired          --          (32,444)
  Acquisition of TCI, less cash acquired....          --         (264,669)
                                                --------         --------

 Net cash used for investing activities.....    (10,928)        (325,020)
                                                --------         --------


See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)



(In thousands)                                       Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                   1996             1995
                                                ---------        ---------
FINANCING ACTIVITIES:
 Net (payments) borrowings under revolving
   loans                                       $      --        $  (7,600)
 Net (payments) borrowings under term loans      (12,609)         300,000
 Net borrowings under JAIX Leasing loans           5,083           16,747
 Payment of deferred financing costs...             (872)         (18,505)
 Other.................................               15               42
                                                --------         --------

 Net cash (used for) provided by financing
   activities                                     (8,383)         290,684
                                                --------         --------

 Net (decrease) increase in cash and cash
   equivalents                                    (3,060)           9,118

CASH AND CASH EQUIVALENTS,
  beginning of period..................           11,639            1,754
                                                --------         --------

CASH AND CASH EQUIVALENTS,
  end of period........................        $   8,579        $  10,872
                                                ========         ========


                SUPPLEMENTAL CASH FLOWS DISCLOSURE

(In thousands)

Cash paid for interest.................        $  26,773        $   1,909

Cash paid for income taxes.............              889            3,180

Business acquisitions:
 Cash paid.............................        $      --        $ 299,212
 Assets acquired.......................               --         (407,202)
                                                --------         --------
 Liabilities assumed...................        $      --        $(107,990)
                                                ========         ========

See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)


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


2.  ACQUISITIONS

Bostrom Seating, Inc.

     On January 13, 1995, the Company acquired Bostrom Seating, Inc. ("Bostrom"). Bostrom is primarily engaged in the manufacture and sale of air suspension and static seating for the heavy- duty truck market. The total purchase price was approximately $32.6 million and was funded by the Company's previous borrowing facility.

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

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)

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

     Accordingly, certain assets and liabilities of the acquired companies were recorded at estimated fair values as of the acquisition date. Up to the one year anniversary of the respective acquisitions, the Company adjusts those estimated fair values based on the latest available information. In the third quarter of 1996 the Company finalized the purchase price allocation relating to its acquisition of TCI. Amortization of excess cost over net asset acquired is being amortized over forty years.

     The Company's unaudited pro forma results of operations for the nine months ended September 30, 1995 as though the acquisitions of Bostrom and TCI and the related financing transactions occurred on January 1, 1995 are as follows (in thousands, except per share data):

                                                     1995
                                                  ---------
        Total revenue                            $ 744,372
        Gross profit                                88,728
        Net income                                  10,822
        Net income per share                     $    1.10

     This pro forma information does not purport to be indicative of what would have occurred had the acquisitions and related transactions occurred at an earlier date or of results which may occur in the future.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)


3.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                               September 30,    December 31,
                                                  1996              1995
                                               ------------     -----------
Raw materials and purchased
  components                                   $   8,719        $  14,287
Work-in-progress and finished goods               35,972           29,613
                                                --------         --------
                                               $  44,691        $  43,900
                                                ========         ========


4.  DEBT

Long-term debt of the Company consisted of the following (in thousands):

                                               September 30,    December 31,
                                                   1996            1995
                                                -----------     -----------

  Revolving Loans                              $      --        $      --
  Tranche A Term Loans                            90,002          100,000
  Tranche B Term Loans                            97,503          100,000
                                                --------         --------
    Total Senior Bank Facilities                 187,505          200,000

  Industrial Revenue Bonds                         5,300            5,300
  Capital leases                                   1,991            2,105
  JAIX Leasing loans                              27,464           22,381
                                                --------         --------
    Total debt                                   222,260          229,786

  Current maturities                             (16,826)         (16,813)
                                                --------         --------

    Long-term debt                             $ 205,434        $ 212,973
                                                ========         ========

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)


Senior Bank Facilities

     The Company entered into a credit facility ("Senior Bank Facilities") on August 23, 1995, in conjunction with the acquisition of TCI and the related transactions described in Note 2. The Revolving Loans portion of the Senior Bank Facilities provides for up to $100 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of September 30, 1996, availability under the Revolving Loans, after consideration of outstanding letters of credit of $18.7 million, was $31.1 million. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing Company (the "Guarantor Subsidiaries") and are secured by the assets of the Company and the Guarantor Subsidiaries, including the stock of the Guarantor Subsidiaries.

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

     The term loans under the Senior Bank Facilities are payable in quarterly installments, which commenced on March 31, 1996. The Tranche A Term Loans and the Revolving Loans mature on March 31, 2002 and the Tranche B Term Loans mature on March 31, 2003.

     The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, leverage and interest coverage ratios and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances. At September 30, 1996, the Company was in compliance with these and all other debt covenants.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)


JAIX Term Loan

     On June 14, 1996, JAIX Leasing Company ("JAIX Leasing") refinanced its existing three year term loan facility with a 10 year term loan ("JAIX Term Loan"). Borrowings under the JAIX Term Loan bear interest at the fixed rate of 9.35% and are payable in monthly installments which commenced in July 1996. This Facility is secured by JAIX Leasing's leases and underlying freight car assets.

Industrial Revenue Bonds

     The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (4.0% as of September 30, 1996) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

     In connection with the Industrial Revenue Bonds, the Company has restricted cash at September 30, 1996 of $0.7 million from the initial proceeds of $5.3 million. The restricted cash is held in trust and will be used for additional improvements and expansion of the Freight Car Services' Danville facility.

Interest Rate Contracts

     The Company has entered into various interest rate contracts to fix the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $140 million and the fixed rates of interest on these contracts range from 5.98% to 6.32% plus the applicable borrowing margin. The maturities on all contracts range from October 1996, through August 2000.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)


5.  SENIOR SUBORDINATED DEBT

     In conjunction with the acquisition of TCI, the Company issued $100 million of Senior Subordinated Notes (the "Notes") which are due August 15, 2005 and have an interest rate of 11.75% per annum and are guaranteed on a unsecured, senior subordinated joint and several basis by the Guarantor Subsidiaries. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.


6.  ENVIRONMENTAL MATTERS

     The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of September 30, 1996, based on all of the information currently available to the Company, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)



7.  GUARANTOR SUBSIDIARIES

     The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following condensed consolidating financial data illustrates the composition of the Parent Company, the Guarantor Subsidiaries, and JAIX Leasing as of September 30, 1996. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial composition of the Guarantor Subsidiaries and thus, are not presented.

     Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

               Condensed Consolidating Balance Sheet
                     as of September 30, 1996
                          (In thousands)
                            (Unaudited)

                                            Parent    Guarantor
                                           Company   Subsidiaries   JAIX Leasing   Eliminations   Consolidated

Cash and cash equivalents..............  $   7,802   $    (994)       $   1,771     $      --       $   8,579
Accounts receivable, net...............         --      53,432                1            --          53,433
Inventories............................         --      44,691               --            --          44,691
Prepaid expenses and other.............      9,390       9,597            2,451            --          21,438
                                          --------    --------        ---------      --------        --------

     Total current assets..............     17,192     106,726            4,223            --         128,141
Property, plant and equipment, net.....      5,743     124,342           33,308          (381)        163,012
Other assets...........................    114,722     253,109              423       (96,633)        271,621

     Total assets......................  $ 137,657   $ 484,177        $  37,954     $ (97,014)      $ 562,774
                                          ========    ========         ========      ========        ========


Accounts payable.......................  $      --   $  37,279        $       1     $      --       $  37,280
Other current liabilities..............     20,825      50,179              113          (144)         70,973
                                          --------    --------         --------      --------        --------
     Total current liabilities.........     20,825      87,458              114          (144)        108,253

Noncurrent liabilities.................         --      80,696            3,018            --          83,714
Long-term debt and intercompany
  advances, less current maturities....     51,459     226,511           27,464            --         305,434

Total shareholders' equity.............     65,373      89,512            7,358       (96,870)         65,373
                                          --------    --------         --------      --------        --------

     Total liabilities and shareholders'
         equity........................  $ 137,657   $ 484,177        $  37,954     $ (97,014)      $ 562,774
                                          ========    ========         ========      ========        ========






              Condensed Consolidating Statement of Income
             For the Nine Months Ended September 30, 1996
                            (In thousands)
                              (Unaudited)


                                            Parent    Guarantor
                                           Company   Subsidiaries   JAIX Leasing   Eliminations   Consolidated


Total revenue............                $      71   $ 423,421        $   2,982     $      --       $ 426,474
Cost of sales............                      (11)    360,157            1,025            --         361,171
                                          --------    --------         --------      --------        --------
  Gross profit...........                       82      63,264            1,957            --          65,303
Selling, general, administrative
 and amortization expenses                     550      41,801               --            --          42,351
                                          --------    --------         --------      --------        --------
   Operating income......                     (468)     21,463            1,957            --          22,952
Interest expense, net....                    8,980      15,806            1,812            --          26,598
Equity (earnings) of subsidiaries           (2,448)         --               --         2,448              --
Provision (benefit) for income taxes        (3,485)      3,298               56            --            (131)
                                          --------    --------         --------      --------        --------
   Net income (loss).....                $  (3,515)  $   2,359        $      89     $  (2,448)      $  (3,515)
                                          ========    ========         ========      ========        ========












            Condensed Consolidating Statement of Cash Flows
             For the Nine Months Ended September 30, 1996
                            (In thousands)
                              (Unaudited)

                                            Parent    Guarantor
                                           Company   Subsidiaries   JAIX Leasing   Eliminations   Consolidated


CASH FLOWS FROM
 OPERATING ACTIVITIES....                $ (11,506)  $  26,452        $   1,306     $      --       $  16,252

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures..                      (278)     (6,277)              --            --          (6,555)
  Leased assets and investments             (5,034)         --              (43)           --          (5,077)
  Changes in restricted cash                    --         703               --            --             703
                                          --------    --------         --------      --------        --------
Cash (used for)
   investing activities..                   (5,312)     (5,574)             (43)           --         (10,929)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net payments under term loans            (12,495)       (114)              --            --         (12,609)
  Loan facility of leasing business             --          --            5,083            --           5,083
  Change in intercompany advances           19,025     (15,588)          (3,437)           --              --
  Dividends received/ (paid)                 1,600          --           (1,600)           --              --
  Deferred financing costs paid               (421)        (14)            (437)           --            (872)
  Other..................                       15          --               --            --              15
                                          --------    --------         --------      --------        --------
Cash provided by (used for)
   financing  activities.                    7,724     (15,716)            (391)           --          (8,383)

Net increase (decrease) in cash
 and cash equivalents....                   (9,094)      5,162              872            --          (3,060)
CASH AND CASH
 EQUIVALENTS,
  beginning of period....                   16,896      (6,156)             899            --          11,639
                                          --------    --------        ---------     ---------        --------

CASH AND CASH
 EQUIVALENTS,
  end of period..........               $    7,802   $    (994)      $    1,771    $       --       $   8,579
                                         =========    ========        =========     =========        ========



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

             For the Three and Nine Months Ended September 30, 1996


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

     The Company's freight car manufacturing and rebuild sales are driven principally by the number and type of freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.


Results of Operations

Three Months Ended September 30, 1996 and 1995
Total Revenue

     Total revenue for the three months ended September 30, 1996 decreased 15.6% to $140.8 million from $166.9 million in 1995. The total revenue decrease of $26.1 million was due to the decrease in revenues from freight car operations of $57.9 million, offset by a $35.1 million increase for the inclusion of TCI for a full quarter in 1996 versus a partial quarter in 1995 increase and other decreases of $3.3 million. The drop in freight car revenues resulted from 1996 shipments of new and rebuilt cars decreasing to 1,084 from 2,039 in the same period of 1995.

Cost of Sales - Manufacturing and Gross Profits

     Cost of Sales - Manufacturing for the three months ended September 30, 1996 as a percent of manufacturing sales was 85.8%, compared to 91.8% in 1995. Related gross profits were 14.2% and 8.2%, respectively. The improvement in gross profits resulted primarily from the inclusion of TCI which has historically generated higher gross profit margins than the freight car business, for a full quarter in 1996 versus a partial quarter in 1995, and in part due to improved margins in the freight car business and at Bostrom Seating versus last years third quarter.


Selling, General, Administrative and Amortization

     Selling, general, and administrative expenses as a percentage of total revenue were 7.6% and 4.5% for the three months ended September 30, 1996 and 1995, respectively. The increase in selling, general, and administrative expense is related to the inclusion of TCI which has higher selling, general and administrative levels as a percent of revenue compared to the freight car business, and to increased MIS and product development costs in the freight car business. Amortization expense as a percentage of total revenue was 1.9% and 1.0% for the three months ended September 30, 1996 and 1995, respectively. The increase in amortization expense is related to certain intangible assets of TCI and the excess cost over net assets acquired in the TCI acquisition.


Operating Income

     Operating income was $7.1 million in the third quarter of 1996, compared to $5.0 million in the third quarter of 1995. The increase was primarily due to including a full quarter of operating income of TCI versus a partial quarter in 1995 and due to the inclusion of Freight Car Services which was not operating in the third quarter of 1995.

Other

     Interest expense, net, was $9.0 million in the third quarter of 1996 compared to $4.2 in the third quarter of 1995. Interest expense in 1996 resulted from increased borrowings under the Senior Bank Facilities and the issuance of the Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

     Net loss and loss per share for the third quarter of 1996 were $1.6 million and $0.16, respectively, compared to net income and earnings per share of $.3 million and $0.03, respectively, for the third quarter of 1995.

Results of Operations

Nine Months Ended September 30, 1996 and 1995
Total Revenue

     Total revenue for the nine months ended September 30, 1996 decreased 16.7% to $426.5 million from $512.0 million in 1995. The total revenue decrease of $85.5 million was due to the decrease in freight car sales of $274.7 million (2,716 new and rebuilt cars in 1996 vs 7,841 new and rebuilt cars in 1995) and a $9.8 million decrease in truck related sales volume at Bostrom. The decreases were offset in part by the inclusion of TCI for the full three quarters ended September 30, 1996 versus inclusion for the partial third quarter of 1995, an increase of $199.0 million. As of September 30, 1996, the Company's backlog of new freight cars was 1,044 and 330 rebuilds as compared to 1,167 new freight cars and 245 rebuilds on September 30, 1995.


Cost of Sales - Manufacturing and Gross Profits

     Cost of Sales - Manufacturing for the nine months ended September 30, 1996 as a percent of manufacturing sales was 85.1%, compared to 92.5% in 1995. Related gross profits were 14.9% and 7.5%, respectively. The improvement in gross profits resulted primarily from the acquisition of TCI in August 1995, which has historically generated higher gross profit margins than the freight car business.


Selling, General, Administrative and Amortization

     Selling, general, and administrative expenses as a percentage of total revenue was 8.1% and 3.6% for the nine months ended 1996 and 1995, respectively. The increase in selling, general, and administrative expense is related to the acquisition and the integration of TCI which has higher selling, general and administrative levels as a percent of revenue compared to the freight car business, and to increased MIS and product development costs at the freight car operations. Amortization expense as a percentage of total revenue was 1.8% and
 .8% for the nine months ended 1996 and 1995, respectively. The increase in amortization expense is related to certain intangible assets of TCI and the excess cost over net assets acquired in the acquisition.


Operating Income

     Operating income was $23.0 million for the first nine months of 1996, compared to $17.2 million in the same period of 1995. The increase was primarily due to including the operating income for the full nine months versus inclusion for the partial third quarter of 1995 from the TCI acquisition, more than offsetting the drop in operating income in the freight car business.

Other

     Interest expense, net was $26.6 million for the first nine months of 1996 compared to $6.0 in the same period of 1995. Interest expense in 1996 resulted from increased borrowings under the Senior Bank Facilities and the issuance of the Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

     Net loss and loss per share for the first nine months of 1996 were $3.5 million and $0.36, respectively, compared to net income and earnings per share of $6.6 million and $0.67, respectively for the same period of 1995.


Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company provided cash from operations of $16.3 million compared with $43.5 million for the first nine months of 1995. The Company used $10.9 million of cash in investing activities during the first nine months of 1996, $5.8 million for capital expenditures and $5.1 million for leased asset additions. Cash used for financing activities was $8.4 million for the first nine months of 1996 due to payments on term debt ($12.6 million) partially offset by an increase in the JAIX Leasing loans of $5.1 million.

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

     On August 23, 1995, in conjunction with the acquisition of TCI and the refinancing of the existing debt of the Company, the Company and the Guarantor Subsidiaries entered into the $300 million Senior Bank Facilities and issued $100 million of Notes. See footnotes 4 and 5 of the Condensed Consolidated Financial Statements for the nine months ended September 30, 1996, for a description of the Senior Bank Facilities and the Notes.

     As of September 30, 1996, there was $187.5 million of term loans outstanding under the Senior Bank Facilities, of Notes outstanding, and no borrowings under the revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line, after consideration of outstanding letters of credit of $18.7 million, was $31.1 million.

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

     The Company formed a leasing business in 1994 to lease freight cars. This leasing division was formed into a wholly owned subsidiary, JAIX Leasing, in January 1995 and currently has 600 freight cars on lease with another 217 cars currently on lease at the parent company. In June 1996, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities and repay its existing credit facility. See footnote 4 of the Condensed Consolidated Financial Statements for the nine months ended September 30, 1996, for a description of this loan. As of September 30, 1996, there was $27.5 million outstanding under this loan.

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

     As of September 30, 1996, the Company's balance sheet included cash of $8.6 million.


Environmental Matters

     The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of September 30, 1996, based on all of the information currently available to the Company, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

Effects of Inflation

     General price inflation has not had a material impact on the Company's results of operations.

                    PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The patent infringement lawsuit commenced by Johnstown America Corporation ("JAC") in December 1992 against Trinity Industries, Inc. ("Trinity") alleging infringement of JAC's patent for its BethGon Coalporter (R) freight car was tried in July-August 1996 with the trial court entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgment in favor of JAC or, alternatively, to order a new trial, which motions were denied. JAC has appealed the case to the United States Court of Appeals for the Federal Circuit. Although the chances of success of the appeal cannot be predicted, the Company continues to believe that the order entered by the trial court upholding the jury's verdict and several prior orders are not consistent with the facts or the law and that the trial court erred in applying the law in this case. In any event, although neither the outcome of the action nor the effect of such outcome can be predicted with certainty, in the opinion of management of the Company, the outcome of the action will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is involved in various lawsuits and warranty claims in the normal course of business. In the opinion of management of the Company, the outcome of these lawsuits and claims will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports


The Company filed the following reports on Form 8-K during the three months ended September 30, 1996:


None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







JOHNSTOWN AMERICA INDUSTRIES, INC.



By    \s\ Andrew M. Weller
     --------------------------------
         Andrew M. Weller
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Dated: November 8, 1996