Form 10-K
period 1996-12-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-03-20
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                           Commission File No. 0-21830

                       Johnstown America Industries, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                     25-1672791
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)
                            980 North Michigan Avenue
                                   Suite 1000
                             Chicago, Illinois 60611
                    (Address of principal executive offices)

                                 (312) 280-8844
              (Registrant's telephone number, including area code)

Securities registered  pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

        Common Stock, $.01 par value        NASDAQ National Market System

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]                          No________

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

                     ___________

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                        $38,576,291 as of March 12, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at March 12, 1997

   Common Stock, $.01 par value                      9,755,062




Portions of the following documents are incorporated by reference in Parts II and III of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Part II); and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1997 (Part
III).

                                     PART I

                                Item 1. Business

                                   The Company

        Johnstown America Industries, Inc. (the "Company"), through its subsidiaries, designs and manufactures railroad freight cars, components and assemblies primarily for medium and heavy-duty trucks and high quality, complex iron castings for transportation-related and a variety of other markets.
The Company's principal business operations are:

        Railroad Freight Cars. Johnstown America Corporation ("JAC") is a leading manufacturer of railroad freight cars used principally for hauling coal, agricultural and mining products, intermodal containers (which are used on trucks and ships as well as on freight cars) and highway trailers. JAC is the largest North American manufacturer of coal freight cars. JAC is recognized for its expertise in the development and manufacture of aluminum freight cars that increase load capacity and consequently reduce carrier costs. In addition to manufacturing aluminum coal cars, the Company has introduced an aluminum covered hopper car designed for high volume grain transport. As part of its full-service business strategy, the Company through Freight Car Services, Inc. ("FCS") has established a presence in the growing market for freight car repair and rebuilding services and through JAIX Leasing Company ("JAIX") offers its customers freight car leasing and fleet management alternatives.

        Truck Components and Assemblies. Gunite Corporation ("Gunite") is the leading North American supplier of wheel-end systems and components, such as brake drums, disc wheel hubs, spoke wheels and rotors to original equipment manufacturers ("OEMs") in the heavy-duty truck industry. Gunite is a market leader in the production of automatic slack adjusters (braking devices mandated for all new trucks produced with air brakes since October 1994) and wheel-end components for anti-lock braking systems ("ABS"), which have been mandated for all new trucks beginning in March 1997 and all new trailers beginning in March 1998. In addition to serving OEMs, Gunite has significant sales to the less cyclical aftermarket. Bostrom Seating, Inc. ("Bostrom") is a leading manufacturer of air suspension and static seating systems for the medium and heavy-duty truck industry. Fabco Automotive Corporation ("Fabco") is a leading supplier of steerable drive axles, gear boxes and related parts for heavy on/off highway trucks and utility vehicles.

        Iron Castings.  Brillion Iron Works, Inc.  ("Brillion")  operates one of the nation's largest and most versatile iron foundries and is focused on providing high quality complex castings to customers in a wide range of industries, including the truck, industrial machinery, automotive and construction equipment markets. A leader in ductile iron technology, Brillion specializes in the production of lightweight, intricate thin wall castings. In addition to providing an important source of high quality castings for Gunite, Brillion has long-standing relationships with many of its over 225 customers. Generally, once a foundry begins production of a product, it will continue to manufacture the item for the product's life cycle. Brillion also manufactures and sells a line of farm equipment products.

Corporate History of the Company

         An investor group led by Thomas M. Begel, the Chairman, President and Chief Executive Officer of the Company and the former Chairman, President and Chief Executive Officer of The Pullman Company, formed the Company in 1991 as the holding company for JAC to acquire substantially all of the assets of the freight car manufacturing business of Bethlehem Steel Corporation ("Bethlehem"), a business started in 1901 in Johnstown, Pennsylvania and acquired by Bethlehem in 1923. JAC acquired the freight car manufacturing business from Bethlehem in October 1991 for approximately $53.3 million.

        In July 1993, the Company completed an initial public offering of its common stock and in February 1994 the Company completed a secondary offering of its common stock.

        In January 1995, the Company purchased Bostrom, a leading manufacturer of heavy-duty truck seating systems located in Piedmont, Alabama, for approximately $32.4 million. Bostrom was founded in 1935 in Milwaukee, Wisconsin.

        In January 1995, the Company through FCS acquired a freight car rebuilding and repair facility in Danville, Illinois for $2.5 million and through 1996 has spent capital of $2.6 million for refurbishment.
FCS started operations in October 1995.

        In August 1995, the Company acquired Truck Components, Inc. ("TCI"), a holding company for Gunite, Brillion and Fabco, for approximately $266.1 million in cash, including the repayment of TCI's existing indebtedness. TCI was formed in 1987 in order to acquire Gunite and Fabco from Fruehauf Corporation now known as K-H Corporation ("K-H"). In 1988, TCI acquired Brillion from a group of investors led by the Robins Group. Gunite was founded in Rockford, Illinois in 1854 as a custom manufacturer of cast iron products. Fabco was founded in 1918 in Oakland, California as a manufacturer of truck components and specialty vehicles. Brillion was founded in 1890 as a farm equipment manufacturer and constructed its first iron foundry in 1933.

Freight Car Operations

        The Company is a leading manufacturer of railroad freight cars used principally for hauling coal, agricultural and mining products, intermodal containers (which are used on trucks and ships as well as on freight cars) and highway trailers. As part of its full-service business strategy, the Company has expanded its presence in the growing market for freight car repair and rebuilding services and offers its customers freight car leasing and fleet management alternatives.

        Products and Services

        The Company participates in the following freight car market segments: new car manufacturing; rebuilds, repairs and modifications; sales of freight car kits and parts; and freight car leasing and fleet management.

        New Car Manufacturing. The Company's freight car operations offer a range of car types in an effort to take advantage of industry trends and market opportunities, particularly in the development of aluminum freight cars used in the shipment of bulk commodities. The Company's freight car operations manufacture the following types of freight cars:

               Gondolas. The BethGon Coalporter(R) is a patented twin tub car designed for the coal and utility industries. The BethGon was designed to carry more coal with greater stability and remains the dominant type of car for hauling coal, particularly for hauling low-sulfur coal from the western United States. Although the BethGon is made in either steel or aluminum, most of the BethGons delivered in the last few years have been made of aluminum. In 1994, a new smooth-sided Aeroflo Aluminum BethGon was introduced which offers carriers both fuel savings and added cubic carrying capacity. In 1996, a new lighter weight BethGon was introduced which weighs approximately 3,500 pounds less than a standard BethGon, thereby enabling the car to carry significantly more coal per trip. This new car has been received by the marketplace with significant interest.

               Open Hoppers. To expand its product line to service the entire coal market, the Company's freight car operations began manufacturing aluminum open hoppers in 1994. The Company's freight car operations have the capability to produce both aluminum and steel open hoppers and recently developed and introduced an aluminum rapid discharge coal car (the AutoFlood II(TM)) that provides 18 tons more capacity per load than conventional steel automatic discharge freight cars. The aluminum AutoFlood II(TM) coal car, with its patented automatic discharge system providing a more efficient method for the rapid discharge of coal, is being well received in the marketplace. The Company's freight car operations have been manufacturing an increasing quantity of open hopper cars and believes that demand for such cars will result in open hopper cars representing a larger share of its product mix in the future.

        Covered Hoppers. Covered hopper cars are used to haul agricultural, chemical and mineral products. In 1994, the Company's freight car operations introduced the Grainporter 2000(TM), the first aluminum covered hopper car in its size range available in high volume production, that is designed primarily for high volume transportation of grain. The Company's freight car operations' first commercial production of the Grainporter 2000(TM) began in 1995.

        Intermodal Cars. Intermodal cars are primarily used for moving intermodal containers and trailers. As a result of a substantial build-up of intermodal cars in the early 1990s, the market for intermodal cars began declining in 1995 and continued to decline in 1996. As a result, there were no sales of intermodal cars in 1996 and none are expected in 1997.

        Specialty Cars. The Company's freight car operations manufacture other cars for the special needs of a particular industry or customer, including a mill gondola car, which is used to haul steel slabs, coils or scrap, an open hopper or gondola wood chip car, which is used to haul wood chips, a waste hauling car, which is used to haul industrial sludge, and an ore car, which is used by railroads to transport taconite pellets and iron ore.

        Rebuilds, Modifications and Repairs. Freight cars are typically rebuilt once between 15 and 20 years to extend their life. To pursue what it believes to be growing opportunities to service the aging North American freight car fleet, and further expand its presence in the generally fragmented market for freight car rebuilding, maintenance and repair, FCS purchased a freight car repair and rebuilding facility in Danville, Illinois in January 1995. Operations at this new facility, which is advantageously located in the Midwest, commenced in October of 1995. FCS performs total rebuilds, modifications and repairs of used freight cars and manufactures certain new cars.

        Car Kits and Parts. JAC sells kits containing the parts necessary to build (or rebuild) a particular car to rebuilders and others including FCS, such as railroads with car building but not fabrication capability. JAC also markets a variety of fabricated parts to freight car rebuilders who do not have fabrication capabilities.

        Leasing. To meet the needs of its customers, the Company entered the freight car leasing business in 1994. Through JAIX Leasing, the Company provides operating lease alternatives to customers on new and rebuilt car as well as fleet management services. As of December 31, 1996, the Company owned or had under management 1,067 railcars in its operating lease fleet, representing a total investment of approximately $22.6 million, $13.6 million of which was provided through limited-recourse borrowings.

        Manufacturing

        JAC's manufacturing operations are conducted primarily through two facilities located in Johnstown, Pennsylvania. JAC has reduced the number of freight car erection lines at its facilities during 1996 as demand for freight cars declined. This has resulted in significant cost reductions. In addition, JAC has focused on making its manufacturing facilities and processes more flexible while at the same time reducing change-over times and inventories and improving product quality. Many of these improvements were developed by involving the participation of manufacturing employees, management and customers. JAC has implemented cellular manufacturing concepts, whereby various manufacturing steps are accomplished in one location within the facility, to eliminate unnecessary movement of parts within the facility, improve production rates and reduce inventories. These improvements are intended to provide JAC with increased flexibility in scheduling the production of orders and to minimize down-time resulting from car type change-overs, thereby increasing the efficiency of its manufacturing operations.

        FCS' rebuilding and repair operations are conducted at its Danville, Illinois facility.

        Customers

        The Company has maintained long-term relationships with major purchasers of freight cars. Long-term customers are particularly important in the freight car industry given the limited number of buyers and sellers of freight cars. Such customers include railroads, utilities, grain shippers, leasing companies and major construction and industrial companies.

        The large average size of orders often results in a small number of customers representing a significant portion of JAC's revenues in a given year. In 1996, the top five customers accounted for approximately 52% of the Company's revenues from its freight car operations.


Truck Components and Assemblies Operations

Gunite

        Gunite is the leading North American supplier of wheel-end components, such as brake drums, disc wheel hubs, spoke wheels and rotors to OEMs in the heavy-duty truck industry. Gunite also supplies such products to the aftermarket as well as the medium-duty truck and trailer markets.

        OEMs have increasingly stressed product quality, engineering capability and customer service, as well as price, in awarding business to suppliers. Gunite has distinguished itself among wheel-end component manufacturers by providing its customers with dependable design and testing support and reliable customer service. Gunite works closely with its customers' product design, marketing and purchasing departments, including vendor quality certification personnel. Gunite has received top quality awards from all of its major customers. Obtaining quality awards is a competitive advantage because a manufacturer must first go through the OEM's quality certification process before it can become a qualified supplier.

        Markets

        The truck components industry in which Gunite competes is composed of two primary markets: (i) the OEM market; and (ii) the vehicle maintenance and repair sector, also called the replacement market or aftermarket. The OEM market served by Gunite includes truck manufacturers such as Navistar, Freightliner, PACCAR, Ford, Volvo GM and Mack Trucks. For the twelve months ended December 31, 1996, approximately 66% of Gunite's total net sales were to OEMs and the remainder was to the aftermarket.

        OEMs use independent suppliers for the production of most parts and components. The use of independent suppliers, also known as outsourcing, is largely a result of the ability of independent suppliers to design, engineer and manufacture production parts and components at a more competitive cost than the OEMs. Outsourcing also enables the OEMs to be more responsive to changes in the marketplace and in technology and to reduce their capital investment. In general, OEMs increasingly have turned to suppliers to design products, engineer prototypes and manufacture parts and components for the life of their vehicles. The OEMs also have sought to minimize the size of their supplier base in order to improve quality, efficiency and their ability to manage their supplier network. The success of suppliers in obtaining and maintaining supply relationships has been a function of four factors: (i) consistent product quality; (ii) competitive pricing; (iii) technical expertise; and (iv) responsiveness to changes in the marketplace. The net effect of these changes has been to increase the opportunities for, as well as the competitive pressures faced by, independent suppliers to the OEM market.

        Sales of Gunite's products to OEMs are affected, to a large extent, by heavy-duty truck production volume which, in turn, is dependent on general economic conditions. Historically, heavy-duty truck sales have been cyclical. In general, Gunite's sales tend to follow the North American Class 8 truck build.

        Gunite seeks to increase sales to the OEM market through the "standardization" process. In this process, Gunite sales representatives call on OEM purchasers and Gunite's engineers work with OEM engineering departments to attempt to have Gunite products selected for the OEMs product lines as standard equipment. Once a product is chosen as standard on a line of trucks, any order of a truck in that line will come with the standard part unless the end-use customer specifies a different type of product. If a different product is specified by an end-user, the end-user is generally required to pay an additional fee to the OEM. Selection of a Gunite product as standard on a line of trucks will generally create a steady demand for that product. Because such demand is a derivative of the sales of the particular truck line, being standard on certain lines may be more advantageous than being standard on others. Gunite wheelend components are currently standard on certain Navistar, Freightliner, PACCAR, Ford and Mack Truck lines.

        Aftermarket customers include the service organizations of the OEMs, parts manufacturers and distributors. Aftermarket sales principally consist of the sale of brake drums. Sales of Gunite's products to the aftermarket historically have been less adversely affected by general business conditions since vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Aftermarket sales, which are tied to the age of vehicles in service and the need for replacement parts, have been increasing in recent years due to Gunite's focus on the aftermarket and the fact that Gunite's products are offered as standard on more trucks than any of its competitors' products. Gunite's strategy is to increase sales to the aftermarket, where margins are higher when compared to the OEM market, by capitalizing on its reputation as a quality leader in the industry and continuing to focus on customer service.

        Products

        Gunite supplies the medium- and heavy-duty truck and trailer markets with a full line of wheelend components. These products are made by Gunite and delivered to the customer either as component parts or in assemblies which have been pre-balanced by Gunite. Gunite products are utilized in four basic systems:
(i) Disc Wheel Hub-and-Brake Drum; (ii) Spoke Wheel-and-Brake Drum; (iii) Spoke Wheel-andBrake Rotor; and (iv) Disc Wheel Hub-and-Brake Rotor. Generally, brake drums and rotors are the braking devices that work with the vehicle's braking system to stop the vehicle. Wheel hubs and spoke wheels are the connecting pieces between the brake system and the axle and upon which the rim and tire are mounted.

        Gunite offers a full line of brake drums and rotors for Class 6, 7 and 8 trucks and trailers. The aftermarket opportunities in this product line are substantial as all brake drums wear with use and eventually need to be replaced. The timing of such replacement depends on the severity of service.

        Gunite manufactures a full line of spoke wheels and disc wheel hubs for Class 6, 7 and 8 trucks and trailers. Truck builders have recently purchased a greater percentage of disc wheel hubs in place of spoke wheels due to their perceived better performance characteristics and ease of maintenance. However, spoke wheels are still popular for severe duty due to their higher strength.

        In response to growing concerns by truck fleet operators over brake adjustment, Gunite introduced its initial automatic slack adjuster product in 1984. Brake adjustment is vital to the operation of a truck for several reasons. During use, the brake shoe and drum wear down, causing changes in the gap between the brake shoe and drum. These changes lessen the effectiveness and therefore the safety of the brakes. Gunite's approach to "clearance-sensing" technology allows its slack adjuster to react to and adjust for variations in shoe-to-drum clearance automatically, as compared to manual slack adjusters. The use of Gunite's automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-to-pull and stopping distance. Slack adjusters were mandated for all new trucks in October 1994. Gunite believes it is presently the second largest supplier of automatic slack adjusters to the heavy-duty trucking industry.

        Gunite's product line also includes finely-machined hubs and wheels for ABS, which enhance vehicle safety and have been mandated for all new trucks with air brakes, beginning in March 1997, and all new trailers with air brakes beginning in March 1998. The production of ABS parts constitutes a value-added process, and additional components and machining are required. As ABS becomes more prevalent in the trucking industry, Gunite, through its production, engineering and machining capabilities, is positioned to take advantage of increasing demand for ABS.

        In July 1994, Gunite introduced a new lightweight brake drum, a product which Gunite did not previously produce. This product has generated substantial customer interest because its reduced weight enables carriers to increase load capacity. Commercial production of this product began in 1996.

        Customers

        Gunite markets its wheel-end component and assembly products to more than 400 customers, including most of the major North American medium- and heavy-duty truck and trailer manufacturers, relying on three account managers to service OEMs and nine regional sales managers and a nationwide network of approximately 300 independent distributors to sell to the aftermarket.

        Gunite has established close relationships with many of its larger customers, many of whom have purchased wheel-end systems and components from Gunite for more than 25 years. Gunite's top five OEM customers in 1996 represented approximately 64% of Gunite's total net sales in 1996, with sales to Navistar accounting for approximately 29% of Gunite's total net sales in 1996.

        Many truck manufacturers require quality certification of their supplies, and Gunite undergoes periodic quality surveys by all of its major customers. Gunite has received numerous quality awards from its customers, including Ford Motor Company's "Q1," Freightliner's "Master of Quality" and ISO 9000 equivalent, PACCAR's "Supplier Quality Certification" and Volvo GM's ISO 9000 equivalent. Quality certification requirements tend to limit the number of suppliers which can compete in the safety intensive product lines manufactured by Gunite and benefits high-quality suppliers such as Gunite.

        Manufacturing

        Gunite has a fully integrated manufacturing operation that combines high-quality castings from its Rockford, Illinois foundry and from Brillion and machining capabilities at its Elkhart, Indiana facilities. Most of the components produced by Gunite are high-volume products that are critical to the safe operation of the vehicle. As a result, Gunite must combine efficient production with comprehensive product testing. Implementation of statistical process controls ("SPC") insures strict control of the manufacturing process and is important in ensuring consistent quality.

        The manufacturing process involves melting purchased scrap iron and steel, adding various alloys, and pouring the molten metal into molds made of sand. After the molten metal is poured into the molds, the castings cool, solidify and are removed. Once the rough castings have been cleaned, they are transferred to the Elkhart, Indiana plant for machining through a variety of automated plant techniques. Both the casting and machining operations are subject to statistical sampling and charting techniques.
Other manufacturing processes include painting, welding and assembly.

Bostrom

        Bostrom designs, manufactures and markets a full line of air suspension and static seating systems primarily for the heavy-duty truck market.

        Markets

        Bostrom is a leading manufacturer of seating systems for the heavy-duty truck industry. Bostrom's products are sold primarily to the OEM heavy-duty truck market as well as to the aftermarket. Bostrom also supplies its line of seating systems to the medium-duty truck markets. Bostrom's seats are offered as standard or as an option by all major North American heavy-duty truck manufacturers.

        Customers

        Bostrom's customers include all of the major North American heavy-duty truck manufacturers. Bostrom's top five customers accounted for approximately 85% of Bostrom's 1996 net sales, with Navistar accounting for approximately 31% of such sales.

        Manufacturing

        Bostrom's manufacturing facility is located in Piedmont, Alabama. For a number of its OEM customers, Bostrom ships its seats to a line-setting facility which it has established near the OEM's plant to provide just-in-time inventory of seats to the assembly line in the order that the seats will be used.

Fabco

        Fabco designs, manufactures and markets steerable drive axles, gear boxes and related parts for the North American on/off-road medium- and heavy-duty truck markets.

        Markets

        Fabco's products are sold primarily to the OEM market for use in the construction, military, mining and municipal service markets. Fabco's axles and gear boxes are offered as standard or as an option by all major North American heavy-duty truck manufacturers, and Fabco is a leading supplier of these items in the North American heavy-duty truck market.

        Products

        Fabco supplies a full line of steerable drive axles for the North American on/off-road medium and heavy-duty truck and specialty vehicle markets. Fabco's drive axles are rated at capacities ranging from 12,000 to 23,000 pounds to serve Class 6, 7 and 8 trucks. End users of Fabco's axles require ease of steering and high speed driving for on-highway use while demanding maneuverability and functionality for off-highway use. Fabco's axles are designed to increase durability and maintenance accessibility. Fabco believes that the ease of operating and servicing Fabco's products are competitive advantages that lead to ongoing demand for steerable drive axles.

        Fabco also manufactures a wide range of medium- and heavy-duty gear boxes, including transfer cases, split shaft power take-offs and drop boxes. Gear boxes are used by vehicles that operate auxiliary equipment in the construction, oil and gas field services and utility industries, among others.

        Fabco also sells its products in the aftermarket. It supplies replacement parts for all of its products to OEMs and, in some cases, directly to end users. Service parts are shipped directly from Fabco's plant in Oakland, California to any domestic or international location directed by the customer. Fabco's quick turnaround of parts orders minimizes the need for its customers to maintain their own parts inventory.

        Customers

        Fabco's customers include most of the major North American on/off road medium- and heavy-duty truck and specialty vehicle manufacturers. The majority of Fabco's sales are made to OEM customers with which it enjoys relationships of over 25 years. Sales during 1996 to Fabco's five largest customers accounted for approximately 85% of Fabco's total net sales, with Navistar accounting for approximately 47% of such sales.

        Manufacturing

        Fabco has gained a positive reputation for its engineering capabilities in designing and manufacturing its products for the on/off road medium- and heavy-duty truck and specialty vehicle markets. The Company believes that Fabco is the only manufacturer which has products that are standard or available as an option on all major OEMs Class 6, 7 and 8 all-wheel drive truck models produced for the commercial truck market, and that, as a result, Fabco's broad range of adaptable products are considered the industry standard due to the variety of their configurations and tolerances. Fabco believes that the technical backgrounds of its sales and marketing employees contribute to the successful marketing of Fabco's products to the heavy-duty vehicle manufacturers.

Iron Castings Operations

Brillion

        Brillion operates one of the nation's largest job casting iron foundries, producing a wide variety of high-quality, complex iron castings for transportation-related and a wide variety of other markets. Sales to the medium- and heavy-duty truck and trailer industries accounted for approximately 33% of Brillion's sales (including sales to Gunite) in 1996, while sales to the automotive industry accounted for approximately 11% of Brillion's sales in 1996.

        Brillion also designs, manufactures and markets a range of farm equipment products for the "behind-the-tractor" market. These pulverizers, seeders, mulchers, deep tillers and cultivators are marketed nationally under the Brillion trade name through a nationwide network of 1,050 farm implement dealers and distributors.

        Markets

        Brillion markets its products on a job-by-job basis to the truck, automotive and equipment industries. Brillion is one of the leaders in ductile iron technology, such as complex, thin wall and near net shape castings, in the markets it serves. In addition to being easily machinable and wear-resistant, ductile iron has greater strength (an important factor for customers who desire a lighter finished product) and elasticity than gray iron. As a result of these superior properties, management expects the demand for ductile iron castings to increase. This shift towards ductile iron products may replace other products (such as lighter-weight aluminum products) that gray iron products could not replace, and is not expected to adversely impact Brillion's business. Gray iron, the oldest and most widely used cast iron, is readily formed into intricate shapes which are easily machinable and wear-resistant. For the year 1996, ductile iron castings represented approximately 60% of Brillion's foundry's total tons sold, while gray iron represented the balance.

        Products

        As illustrated in the table below, Brillion produces a broad range of gray and ductile iron castings used in the manufacture of components for the trucking, automotive and a variety of light and heavy equipment industries. Currently, Brillion utilizes over 3,700 patterns to produce castings that range in weight from one pound to nearly 350 pounds, with the majority below 100 pounds. Castings are made to the specific requirements of each customer. The customer consults with Brillion to specify such important considerations as physical properties, surface finish, dimensional accuracy and methods of inspection for each casting.


                          Foundry Products

 *  Automotive and Truck Brackets   *  Hydraulic-Valve Bodies
 *  Bearing Caps                    *  Manifolds
 *  Brake Calipers and Adapters     *  Pressure Plates
 *  Clutch Housings                 *  Small Engine Camshafts and Crankshafts
 *  Farm Machinery Castings         *  Steering Housings
 *  Flywheel Housings               *  Transmission Cases
 *  Flywheels                       *  Wheel Hubs

        Brillion markets its castings, directly and indirectly, to OEMs in various industrial markets. the table below provides a list of representative end products in which Brillion's castings are used.

            End Products in Which Brillion Castings Are Used

 *  Air-Cooled Engines              *  Industrial Lift Trucks
 *  Automobiles and Light Trucks    *  Lawn and Garden Equipment
 *  Construction Equipment          *  Locomotive Engines
 *  Diesel Engines                  *  Marine Engines
 *  Farm Equipment                  *  Medium- and Heavy-Duty Trucks
 *  Fluid Power Pumps and Motors    *  Oil and Gas Field Machinery and Equipment
 *  Hardware                        *  Pumps and Pumping Equipment
 *  High-speed Drives and Gears     *  Small Tools
 *  Home Shop Tools

        Customers

        Over 95% of Brillion's net foundry sales in 1996 were to existing customers, with the balance coming from new customers. Once production begins on a product, the same foundry will generally manufacture that product for the product's life cycle.

        Brillion has over 225 foundry customers, a majority of which are located in the Midwest, East and Southeast. Brillion's top five unaffiliated customers accounted for approximately 26% of Brillion's 1996 total net sales. Brillion also serves as an important source of castings for Gunite, with sales to Gunite representing approximately 11% of Brillion's total net sales in 1996. Brillion works closely with customers in order to insure that castings meet all required specifications, including machinability, dimensional accuracy and overall quality. Brillion's engineers work with customers from concept to market with respect to new products. Brillion's strategy is to focus on the market for higher margin castings, as well as for products requiring new, innovative castings designs. Unlike Gunite, Brillion's products are primarily designed by its customers, and thus the product designs are proprietary to the customers.

        Brillion has enjoyed long-term, stable relationships with the majority of its customers and is certified as a preferred supplier by most of its customers. Brillion's quality system is certified to ISO 9000 and QS 9000 quality standards and Brillion has received General Motors' "Targets for
Excellence Award in Quality, Management and Technology Disciplines," Caterpillar's "Certified Supplier Status" and was approved by Ford's "Technical Service Capability Survey." A quality certification is required by most sophisticated purchasers, thereby enhancing the competitive advantage of suppliers like Brillion that have achieved a quality certification.

        Manufacturing

        In general, Brillion's customers specify the properties of their castings, such as hardness, strength and dimensions, and Brillion determines how best to meet those specifications. Brillion engineers work with its customers to develop an efficient manufacturing process. Brillion constantly tests and monitors the manufacturing process in order to maintain the quality and consistency of its castings. The manufacturing process involves melting iron (which has been internally recycled), steel scrap and pig iron, adding various alloys and pouring the molten metal into molds made primarily of sand. Most of the castings manufactured by Brillion must meet strict dimensional control requirements specified by its customers. As a result, Brillion uses SPC in every phase of the production process, and all employees are given extensive SPC training. The Company believes that Brillion has the most advanced core capabilities in the industry, allowing for efficient and environmentally superior core processes that are necessary for the production of quality, complex thin-wall and lighter weight products. Production lines are designed to accommodate a wide variety of products and volumes. In addition, Brillion's multiple production lines provide flexibility to move production from line to line to meet customer scheduling changes and requirements.

General

        Competition

        The Company operates in highly competitive markets. Competition in the freight car manufacturing business is based on type of product, reputation for quality, price, reliability of delivery and customer service and support. The Company's freight car operation's principal competitors in this segment are Trinity Industries, Inc. ("Trinity"), Thrall Car Manufacturing Co. and Gunderson Inc. Although there are presently seven freight car manufacturers in North America, two of the seven manufacture only tank cars and plastic pellet cars, market segments in which the Company does not currently participate. Only Trinity competes in all of the Company's freight car market segments. Although JAC has filed suit against Trinity for infringement of its BethGon Coalporter(R) patent, Trinity has competed, and JAC expects that it will continue to compete, with JAC in the sale of coal gondolas.

        No single manufacturer competes with respect to all products manufactured and sold by the Company in the heavy-duty truck market, and the degree of competition varies with different products. In this market the Company competes on the basis of price, its manufacturing and distribution capabilities and product quality. Gunite's primary competitors in the wheel end component market for Class 6, 7 and 8 trucks and trailers are Dayton Walther Corporation and Webb Wheel Products. Bostrom's principal competitors include National
Seating, Sears Manufacturing and Seats, Inc. as well as a number of smaller seating manufacturers. Fabco's primary competitor in the steerable drive axle market for the on/off-road medium- and heavy-duty truck and specialty vehicles is Rockwell Corporation.

        Brillion's major competitors include 10 to 12 foundries operating in the Midwest and Southern regions, including Waupaca Foundry, Inc., Grede Foundries, Inc., Western Foundry, Neenah Foundry Company, Intermet Corporation and Citation Corporation.

        Backlog

        As of December 31, 1996, freight car operations had a backlog of firm orders for 774 new and rebuilt freight cars with an aggregate sales price of approximately $35 million, as compared to a backlog of firm orders for 1,204 new and rebuilt freight cars with an aggregate sales price of approximately $63 million as of December 31, 1995. Due to the large size of freight car orders and variations in the mix of freight cars, the size of the Company's freight car operation's backlog at the end of any given period may fluctuate significantly. The decline in backlog reflects a decrease in industry orders generally and a sharper decrease in industry orders for car types produced by the freight car operations, such as coal cars. The Company expects sales of intermodal and other flat cars to continue to represent a relatively small percentage of its freight car shipments as the Company's freight car operations continue to focus its product development and marketing efforts on gondolas, open hopper cars and covered hopper cars. Due to short production turnaround times from order to delivery resulting from the just-in-time inventory systems utilized by many of its customers, the Company's truck components and castings operations do not normally carry a material amount of backlog orders. A number of the Company's sales contracts in this segment are made pursuant to purchase orders and releases which are subject to change or cancellation by the customer.

        Suppliers and Raw Materials

        Between 70% and 80% of a freight car's costs relate to purchased specialty components such as wheels, axles and brakes and raw materials such as aluminum and steel. Costs for specialty components and raw materials generally are fixed at the time a freight car order is accepted.

        The major raw material for the Company's foundry operations is steel scrap, which is purchased from various sources. The Company has no long-term contractual commitments with any scrap suppliers, and does not anticipate any difficulty in obtaining scrap because of the large number of potential suppliers and its position as a major purchaser. Increases in steel scrap prices are passed through to customers by means of a fluctuating surcharge, which is calculated and adjusted on a monthly or quarterly basis. Other major raw materials, such as silicon sand, binders, sand additives and coated sand, are purchased from multiple sources. Electricity, coke and natural gas, the primary energy sources for melting operations, are in adequate supply and reasonably priced.

        Labor Relations and Employees

        At December 31, 1996, the Company had approximately 3,300 employees. Of these, approximately 650 are salaried employees and the balance are paid on an hourly basis. Approximately 2,260 or about 68% of all employees, are members of unions. The Company has collective bargaining agreements with several unions including the United Steelworkers of America, the United Autoworkers, the Brotherhood of Teamsters, the United Paperworkers International Union, the Patternmakers League of North America and the International Association of Machinists. Each of the Company's unionized facilities has a separate contract with the union which represents the workers employed at such facility. Such contracts expire at various times over the next few years, with JAC's current three-year union contract scheduled to expire in October 1997. While the Company considers its relations with its employees to be good at each of the Company's subsidiaries other than JAC and fair at JAC, there can be no assurance that the Company will reach new agreements upon expiration of such union contracts (including the JAC union contract scheduled to expire in October 1997) or that the failure to reach new agreements will not have a material adverse effect on the financial condition or results of operations of the Company.

        Regulation

     The Federal Railroad Administration ("FRA") administers and enforces federal laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads ("AAR") also promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight cars in interchange and other matters. The AAR also certifies freight car buildings and component manufacturers that provide equipment for use on railroads in the United States. New products generally must undergo AAR testing and approval processes. As a result of these regulations, the Company must maintain certain certifications with the AAR as a freight car manufacturer, and products sold by the Company must meet AAR and FRA standards.

        Patents and Trademarks

        The Company has numerous United States and foreign patents and pending applications, registered trademarks and trade names. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of its patents will not be challenged nor can it predict the outcome of any such challenge. The Company is presently involved in litigation concerning its patent on the BethGon Coalporter(R). See " Legal Proceedings" in Item 3.

Environmental Matters

        Compliance Matters

        The Company's subsidiaries are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon corporations that fail to comply with the statutory or regulatory requirements. In 1996, 1995 and 1994, TCI's capital expenditures for compliance with environmental requirements were approximately $371,000, $1,037,000 and $1,428,000 respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $4.1 million, $4.9 million and $3.1 million in 1996, 1995 and 1994, respectively. TCI's subsidiaries have budgeted $0.5 million for environmentally related capital expenditures in 1996. The Company acquired its Piedmont, Alabama and Danville, Illinois facilities in January 1995 and therefore did not incur capital expenditures for compliance with environmental requirements and for routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, prior to 1995. The Company's investigation of the Piedmont, Alabama and Danville, Illinois facilities' historic capital expenditures and routine operational compliance costs concluded that such expenditures and costs were not material. JAC's capital expenditures for compliance with environmental requirements and for routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, for the facilities located in Johnstown, Pennsylvania are not material. Other than for certain immaterial expenditures, the Company's subsidiaries (other than TCI) have not budgeted funds for capital expenditures in 1996 to comply with environmental laws.

        Pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit, Gunite previously discharged noncontact cooling water from its Rockford facility to a pond (the "Rockford Pond"), formerly owned by Gunite and by Gunite's prior owner, K-H Corporation ("K-H"), a subsidiary of Varity Corp., that is adjacent to the Gunite plant. Gunite also periodically had accidental, unpermitted discharges of process wastewater to the Rockford Pond, which Gunite has reported to the Illinois Environmental Protection Agency ("IEPA"). In addition, Gunite had not received express authorization from the current or immediately preceding owner of the Rockford Pond for any of the discharges. In order for Gunite to eliminate all discharges, the City of Rockford obtained an easement to allow Gunite to construct a conveyance that directs discharges of noncontact cooling water and storm water from the Gunite facility to the Rock River, and the IEPA has issued a modified NPDES permit to Gunite, substituting the Rock River as the outfall for Gunite's discharge. The conveyance was completed in

February 1995. The modified NPDES permit contains a stringent limit for the discharge of total residual chlorine. Gunite estimates that the capital cost for installing a treatment system allowing its discharges to comply with this limit could exceed $200,000, although Gunite is exploring a less expensive treatment system. Gunite has appealed to the Illinois Pollution Control Board to remove or modify the chlorine limit from the permit (Gunite Corp. v. Illinois Environmental Protection Agency, PCB 94-382, filed December 12, 1994). The cost to Gunite of constructing the conveyance to the river (not including any environmental remediation costs that might be incurred in connection with historical discharges to the Rockford Pond) was approximately $300,000.

        The Wisconsin Department of Natural Resources ("WDNR") has notified Brillion that it is deemed to be in compliance with the Wisconsin air toxics program, pending a review of a compliance plan submitted by Brillion in September 1993, although Brillion is currently exceeding Wisconsin air emissions limits for benzene and other air toxic compounds. Brillion's submittal included a plan for compliance with the emission limitations for arsenic, barium, cadmium and formaldehyde, and a request for a variance with respect to its emissions of benzene. The Company believes that compliance with Wisconsin's air toxics regulations apparently is an industry-wide problem, and WDNR is developing compliance standards for the industry as a whole. Although a recent state inspection found Brillion to be in compliance with all Wisconsin air regulations, it is likely that as Brillion continues its review of its operations, it will find that certain of its emission sources will require further air pollution controls.

        The Company's subsidiaries' manufacturing plants are large and complex facilities. The environmental regulations to which these facilities are subject are numerous, complicated, often ambiguous and constantly changing. It is possible, therefore, that in addition to the instances of noncompliance discussed above, there are other areas in which the facilities are not currently in compliance with environmental laws and regulations. The Company does not currently believe that any such noncompliance is likely to have a material adverse effect on the Company's business or financial results. However, there can be no guarantee that the Company will not be required to make substantial additional expenditures to remain in or achieve compliance in the future.

        Remediation Matters

        In addition to environmental laws that regulate the Company's subsidiaries' ongoing operations, the subsidiaries also are subject to environmental remediation liability. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances into the environment. Such persons include the current owner or operator of property where such release or threatened releases have occurred, any persons who owned or operated such property during the time hazardous substances were disposed of at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict and, in most cases, joint and several, meaning that any responsible party could be held liable for all of the costs incurred or to be incurred in investigating and remediating a release or threatened release of hazardous substances, although liability at most CERCLA (and similar) sites is shared among all of the solvent potentially responsible parties ("PRPs"). The liability of PRPs is typically determined by the cost of the investigation and remediation, the amount and toxicity of hazardous substances contributed by each PRP and the number of solvent PRPs.

         Under CERCLA, sites may be listed for priority cleanup by being placed on the National Priorities List ("NPL"). NPL sites are sites at which the federal government may spend monies from the "Superfund" for long-term remediation and then seek reimbursement from liable parties. A much more extensive list compiled pursuant to CERCLA, known as the Comprehensive Environmental Response, Compensation, and Liability Act Information System ("CERCLIS"), includes sites that have been, or are to be, evaluated and "scored" by the EPA for possible future inclusion on the NPL.

        Gunite. Gunite is a PRP at three NPL sites, the Interstate Pollution Control ("IPC") site (which is adjacent to Gunite's Rockford facility), the M.I.G./Dewane Landfill located in Boone County, Illinois, and the Southeast Rockford Groundwater site located in Rockford, Illinois. Gunite's connection to the IPC, M.I.G./Dewane and Southeast Rockford sites stem primarily from activities that took place during the period that Gunite was a division of K-H.

        As to the IPC site, K-H, on behalf of Gunite, entered into a partial consent decree with the IEPA in 1991 (State of Illinois v. Interstate Pollution Control, Inc., et al., Northern District of Illinois, filed in 1991). K-H entered into this partial consent decree pursuant to an indemnification agreement contained in the purchase and sale agreement between K-H and TCI, dated September 4, 1987 (the "K-H Sale"). The consent decree covers an ongoing remedial investigation/feasibility study ("RI/FS") for the site. In connection with the consent decree and an emergency removal order, K-H agreed to pay approximately 14% of such RI/FS and removal costs, which is expected to total approximately $1.0 million. K-H has not agreed to indemnify Gunite for remediation costs to be incurred at this site and, as discussed below, remediation costs that would be payable by K-H or Gunite with respect to the IPC site have not yet been determined.

        The RI/FS for the IPC site includes the Rockford Pond, which is adjacent to the Gunite Property, was transferred to K-H at the time of the K-H Sale, and was used by Gunite both before and after the K-H Sale for the disposal of foundry process wastewater and possibly other wastes; a landfill (the "Rockford Landfill") transferred to K-H at the time of the K-H Sale, which was used as a landfill by K-H prior to the K-H Sale, and certain portions of the Gunite property itself. The results of the RI/FS may lead to the inclusion of some or all of these areas within the IPC site boundaries for the purpose of remediation. Any such redefinition of the boundaries of the IPC site could result in a reallocation of responsibility for remediation costs among the entities that are PRP's with respect to the larger site and could also result in an increase in K-H's and/or Gunite's share of any such costs. Although it is not possible to predict the exact timing or amount of the expenditures that will be made in future years to remediate the IPC site, it is possible that Gunite will be required to contribute substantial funds to remediate the IPC site.

        As to the M.I.G./Dewane Landfill site, Gunite was added in 1994 as a third-party defendant in a private cost recovery action filed by the companies comprising the MIG/Dewane Landfill Task Force, the steering committee of PRPs for this site (Browning-Ferris Industries of Illinois, Inc., et al. v. Richard Ter Maat, et al, Northern District of Illinois). The plaintiffs have alleged that the Gunite division of K-H arranged for the disposal of waste at this site from approximately 1972 to 1987. Approximately $10 million has been expended to conduct an RI/FS at this site. A remedy has not yet been proposed for the site. Gunite filed a motion to dismiss this matter, which was granted, in part, by the district court; the remainder of the action is still pending against Gunite, however. Although it is not possible to predict the exact timing or amount of expenditures that will be made in future years to remediate the M.I.G./Dewane Landfill site, it is possible that Gunite will be required to contribute substantial funds towards the investigation and remediation of this site if Gunite is judged to have disposed of materials at this site. K-H has denied a claim for indemnification with respect to this site.

        The Southeast Rockford Groundwater NPL Site is reportedly down gradient from the IPC site. The EPA and the City of Rockford have reportedly incurred approximately $11 million in response costs to date in connection with this site. In 1996, the City of Rockford demanded that Gunite pay $1 million in response costs which the City allegedly has incurred at the site area 7, commonly known as the Ekberg Park area within the Southeast Rockford Groundwater NPL site. Gunite has denied that it is liable to the City for these costs of $1 million. K-H has also denied a claim for indemnification with respect to this site. Gunite believes that the EPA will also seek to recover some or all of its costs at the site from Gunite, although Gunite has not to date received a formal request for reimbursement from the EPA for this matter.

        Gunite also may be subject to liabilities at other NPL sites or other locations as a result of its past disposal of hazardous substances.

        As a result of historical operations at the Gunite plant in Rockford, there are areas on-site that have been affected by the disposal or spillage of raw materials or wastes. Gunite does not know at this time whether any cleanup or remediation of such areas will be required by any state, local or federal agency, although it is possible that such areas may be included in the IPC remediation.

        The Company believes that Gunite has valid claims for contractual indemnification against K-H with respect to most of the matters described above, subject to an aggregate deductible for certain matters which, under various theories, could range from $300,000 to $1.8 million, and other limitations. As of October 28, 1993, however, K-H has formally denied all claims for indemnification for environmental matters on, appurtenant to, or emanating from the Gunite foundry plant site in Rockford, Illinois. The specific scope of K-H's denial is ambiguous, but it might be interpreted to include all pending and future claims from Gunite for indemnity. In 1994, K-H filed a declaratory judgment action against TCI and Gunite for certain specific matters in dispute, including any costs related to the construction of the conveyance structure to the Rock River, reducing particulate emissions from the cupola charge doors, and remediating conditions related to certain underground storage tanks on the Gunite property (K-H Corp. v. Truck Components, Inc., et al. Circuit Court for the County of Wayne, Michigan). K-H's complaint also included a claim for trespass (for unspecified damages) related to Gunite's post-December 31, 1990 discharges to the Rockford Pond. On August 5, 1994, TCI and Gunite filed suit against K-H and certain of its affiliates for the recovery of costs and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the K-H Sale purchase agreement and other causes of action, including CERCLA (Truck Components, Inc., et al. v. K-H Corp., et al., Northern District of Illinois). No trial dates have been set in either of the actions. There can be no assurance concerning the amounts, if any, that Gunite will be able to recover on its indemnity claims against K-H nor any assurance as to the timing of any such recoveries. It is also probable that Gunite has incurred some liability for activities following the K-H Sale for which it would not be covered by the K-H indemnity.

        Brillion. Brillion is likely to incur investigation and/or remediation costs in connection with two landfills that it used to dispose of foundry wastes. These landfills are the Brillion Iron Works Landfill, where Brillion was the operator and sole generator of waste from 1980 through 1989, and the adjacent City of Brillion Landfill, where Brillion may be a significant generator of waste. Brillion disposed of plant trash at the City landfill from 1970 to 1975 and also disposed of foundry wastes in this landfill from 1976 to 1980. Both of these landfills are on the CERCLIS and the Wisconsin Remedial Response Site list, and both have been scored by the WDNR and both have been listed on the State's Hazard Ranking List as being above the threshold for potential State remedial action. Although it is not possible to predict the exact timing or amount of the expenditures that will be made in future years to remediate these sites, TCI expects that investigation and/or remediation will be required and that such expenditures could be substantial.

        Brillion has also disposed of foundry wastes at many other sites in the Brillion area, a few of which are on the CERCLIS and the Wisconsin Remedial Response Site list. It is possible that Brillion will incur remedial response costs at some or all of these sites, although at this date, Brillion is not aware of any action by federal or state regulators or private parties to investigate or remediate any of these other sites.

        In 1992, Brillion excavated two underground diesel fuel storage tanks which were discovered to have leaked diesel fuel into surrounding soil as a result of a 1978 spill. Brillion has removed approximately 300 cubic yards of contaminated fill in connection with this incident. Although the WDNR initially indicated that a deed restriction would be sufficient for managing this issue, Brillion has not at this date been able to reach a satisfactory arrangement with the owners of the Brillion property. Accordingly, Brillion expects to undertake additional soil and groundwater analysis in connection with this matter.

        As the Brillion facility has been in operation for many years, it is possible that there are areas at this facility, other than the underground storage tanks, that have been adversely affected by the handling of foundry process materials and wastes. Brillion does not know at this time whether any remediation of any such areas will be required by any state, local or federal agency.

        Brillion was the Robins Group (consisting of the Robins Family Trust, Karl F. Gabler and First City Securities) entity that acquired a Beatrice subsidiary (also named Brillion) from Beatrice in 1984. That purchase and sale agreement obligates Beatrice to indemnify Brillion for any and all claims, liabilities, losses and expenses resulting from loss of life, bodily injury or property damage which arise out of accidents or injury causing incidents occurring prior to December 31, 1984, for which Brillion may be liable, regardless of when the claims alleging such liability may be filed, but excluding obligations arising from the design, formulation, manufacture or sale of a product prior to December 31, 1984. TCI believes that it has valid claims for indemnification against Beatrice with respect to most of its disposal sites to the extent that liabilities arise from incidents occurring prior to December 31, 1984. Beatrice has disputed this interpretation and notified Brillion that it will not honor any claims for indemnification (apart from one claim for breach of representation made within two years after the sale). Brillion has also been notified by the Robins Group (which sold Brillion to TCI) that it will not honor any claims for indemnification. On May 25, 1994, TCI and Brillion filed suit against Beatrice and the Robins Group for recovery of costs expended and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of action, including CERCLA (Truck Components, Inc., et al. v. Beatrice Company et al., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this lawsuit to add HuntWesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. Brillion has appealed this adverse judgment; the appellate court is expected to rule on Brillion's appeal in late 1997. Given the adverse judgment and the pending appeal therefrom, there can be no assurance concerning the amounts, if any, that Brillion will be able to recover on its indemnity or other claims against Beatrice or the Robins Group, nor any assurances as to the timing of any such recoveries.

        JAC. Pursuant to an indemnification agreement between JAC and Bethlehem, Bethlehem conducted investigations and remediations at several areas of JAC's plants in Johnstown, Pennsylvania. In addition, under the purchase agreement with Bethlehem, Bethlehem has indemnified JAC against certain environmental liabilities relating to periods prior to the acquisition in October 1991.

        Bostrom. Subsurface investigations at Bostrom's Piedmont, Alabama facility detected low concentrations of certain contaminants in the soil in a limited area around a formerly used waste water underground storage tank. The Alabama Department of Environmental Management ("ADEM") requested that Bostrom install a monitoring well to obtain monitoring results on a semi-annual basis for a two year period. Bostrom installed the well in March 1995 and will submit semi-annual monitoring results to ADEM until March 1997. It is not known what remediation, if any, ADEM will require after March 1997. In addition, Bostrom is a PRP at the Muskego Landfill site in Wisconsin and the PRPs have signed an allocation agreement pursuant to which Bostrom's allocated share of the costs are not material.

        Freight Car Services. FCS has reached an agreement in principle with its adjacent property owner for each party to share in the costs of completing an investigation and implementing a corrective action plan to remediate diesel fuel contamination detected in the soil and groundwater on the affected properties located in Danville, Illinois. The investigation and corrective action plan were implemented on a voluntary basis and not pursuant to any regulatory requirement, and FCS' share of the costs was not material.

        Potential Costs. As of December 31, 1996, based on all the information currently available, the Company maintained its environmental reserve in the amount of $26.4 million for estimated future costs related to potential environmental investigation and remediation liabilities with respect to certain currently known matters. The environmental reserve is principally related to potential remediation liability at various off-site locations and, to a lesser degree, to potential remediation liability at Gunite's, Rockford, Illinois, and Brillion's, Brillion, Wisconsin manufacturing facilities. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. Further, the estimated reserve takes into consideration the number of other PRPs at each site, the alleged volume of waste contributed by other PRPs at each site, and the identity and financial position of such parties in light of the joint and several nature of the liability, but it does not take into account possible insurance coverage or other similar indemnification or reimbursement. Based upon all currently available information, no reserve has been established with respect to potential environmental obligations of JAC or Bostrom and an immaterial reserve has been established at FCS. Because many of the matters described above, however, are at the early stages in their respective investigations, there can be no assurance that the amounts ultimately expended to address all of these matters or to address other matters not yet known to be in existence will not exceed the amounts allocated in the environmental reserve. Accordingly, it may be necessary to establish additional reserves for environmental liabilities in the future.

        Any cash expenditures required by the Company to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Management believes, based on its evaluation of the various matters described above, including its experience with such matters to date, the time period over which it believes costs for such matters are likely to be incurred by the Company, and the existence of the various indemnifications described above, that any costs the Company ultimately will incur for such matters are not reasonably likely to have a material adverse effect on the Company's business or financial results. However, given the early stage of many of the matters, there can be no assurance that one or more of these matters (or matters which have not yet been identified) will not have such an effect. See Note 11 to the Consolidated Financial Statements of the Company. The Company currently anticipates spending approximately $500,000 per year for the next three years and $1 million per year in years 2000 and 2001 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its revolving credit facility. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way.

Executive Officers of the Registrant

          Set forth below is certain information concerning the executive officers of the Company:

              Name             Age         Position
        Thomas  M. Begel       54   Chairman of the Board, President and Chief
                                    Executive Officer of  the Company

        Andrew M.  Weller      50   Executive Vice President and Chief Financial
                                    Officer and Director of the Company

        David W. Riesmeyer     39   Vice President and Treasurer of the Company

        Kenneth M. Tallering   35   Vice President, General Counsel and
                                    Secretary of the Company

        Timothy A. Masek       31   Vice President - Corporate Development of
                                    the Company and President of
                                    Bostrom Seating, Inc.

        Edward J. Whalen      48    Vice President of the Company and President
                                    of Freight Car Services, Inc. and
                                    JAIX Leasing Company

        James D. Cirar        50    President and Chief Executive Officer of
                                    Johnstown America Corporation

        Thomas W. Cook        59    President and Chief Executive Officer of
                                    Truck Components, Inc. and
                                    President - Gunite Corporation

        John D. McClain       52    President - Brillion Iron Works, Inc.

        Mark A. Niemela       61    President - Fabco Automotive Corporation


        Thomas M. Begel, Chairman of the Board, President and Chief Executive Officer of the Company, has served as President since October 1991 and as Chairman of the Board and Chief Executive Officer since May 1993. He is also President of, and a partner in, TMB Industries ("TMB"), an investment firm which is a partnership between himself and Mr. Weller. Mr. Begel was also a director of Uniroyal Chemical Corporation from 1990 to 1996.

        Andrew M. Weller, has served as Executive Vice President, Chief Financial Officer and a Director of the Company since September 1994 and as Secretary from March 1995 to November 1995. From April 1988 to September 1994, he was Vice President and Treasurer of Bethlehem Steel Corporation and prior thereto held various other positions with Bethlehem. He has also been Executive Vice President of, and a partner in TMB since September 1994.

        David W. Riesmeyer, has served as Vice President and Treasurer since September 1995 and previously as Treasurer and Controller of the Company since March 1995. Mr. Riesmeyer served as Director of Financial Reporting and Planning from January 1994 through March 1995. From 1991 to 1993, Mr. Riesmeyer was Vice President of Corporate Development at the Park Corporation and from 1988 to August 1992, he was Vice President of Finance of the Park Corporation.

        Kenneth M. Tallering, has served as Vice President, General Counsel and Secretary of the Company since November 1995. From September 1987 to October 1995, Mr. Tallering was an attorney with Skadden, Arps, Slate, Meagher & Flom.

        Timothy A. Masek, has served as Vice President - Corporate Development of the Company since December 1995 and President of Bostrom Seating, Inc. since June 1996. From September 1992 to December 1995, Mr. Masek performed marketing and corporate development functions for the Company. Prior to September 1992, Mr. Masek was a Market Analyst for the Transportation Equipment Group of Bombardier Corporation.

        Edward J. Whalen, has served as Vice President of the Company since January 1997. He has also served as President of JAIX Leasing since its inception in December 1994 and as President of Freight Car Services, Inc. since March 1995. Mr. Whalen served as Secretary of the Company from October 1991 until March 1995, as Treasurer of the Company from May 1993 until March 1995 and as Vice President of the Company from October 1991 until October 1995. From 1989 to 1991, he was a financial and rail car industry consultant.

        James D. Cirar, has served as President and Chief Executive Officer of Johnstown America Corporation since September 1995. Prior to September 1995, Mr. Cirar was the Plant Manager of the Truck and Bus Assembly Group of General Motors Corporation in Flint, Michigan.

        Thomas W. Cook, has been the President and Chief Executive Officer of TCI since May 1994. Mr. Cook has been President of Gunite Corporation since 1991. He was President and Chief Executive Officer of Redlaw Industries, Inc. from 1986 to 1991. From 1967 to 1986, Mr. Cook was with ITT Grinnell Corporation where he became President in 1983.

        John D. McClain, joined Brillion as Manager of Manufacturing in 1988 and was appointed Vice President of Manufacturing in 1989. Mr. McClain was promoted to his present position of President in 1994. Prior to joining Brillion, Mr. McClain held metallurgical and foundry manager positions at Owens- Illinois, Emerson Electric and Clow Valve Company.

        Mark A. Niemela, joined Fabco Automotive Corporation in 1966 as Production Control Manager. He held the positions of Material Manager and Plant Manager before his appointment to the position of General Manger in 1975 and was appointed President in 1986.


Item 2.  Facilities

        The Company's headquarters are located in leased offices in Chicago, Illinois. The following table provides a summary description of the Company's other principal facilities.

                                                                                Owned/           Covered Space
        Facilities            Business Function                                 Leased              sq. ft.

        JAC (1)
        Shell Plant           Freight car erection and fabrication              Owned               153,000

        Franklin Plant        Freight car erection and fabrication              Owned               619,000

        Offices               Administrative Offices                            Owned                87,000

        (1)  All JAC facilities are located in Johnstown, Pennsylvania.

        FCS
        Danville, Illinois    Freight car rebuild and repair                    Owned               297,000

        Gunite
        Rockford, Illinois    Administrative Offices: Specialty                 Owned               619,000
                              Foundry, Aftermarket Distribution Warehouse

        Elkhart, Indiana      Machining- Wheel End Components                   Owned               258,000
        (Plant 1)
        Elkhart, Indiana      Machining and Assembling- Automatic               Leased              115,000
        (Plant 2)             Slack Adjusters

        Brillion (2)
        Plant I               Melting; Molding; Administrative                  Leased              180,000
                              Offices
        Plant II              Melting; Molding                                  Leased              165,000
        Plant III             Farm Machinery                                    Owned               150,000
        Plant IV              Finishing; Shipping                               Leased               85,000

        (2)  All Brillion facilities are located in Brillion, Wisconsin.

        Fabco
        Oakland, California   Manufacturing; Warehouse;                         Owned                65,000
                              Administrative Offices

        Bostrom
        Piedmont, Alabama     Manufacturing; Administrative                     Leased              196,000
                              Offices



   The Company believes that its facilities and equipment are in good condition and, together with scheduled capital improvements, are adequate for its present and immediately projected needs.

 Item 3. Legal Proceedings

   The Company is involved in certain threatened and pending legal proceedings including worker's compensation claims arising out of the conduct of its businesses. In the opinion of management, the ultimate outcome of such legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

   The patent infringement lawsuit commenced by JAC in December 1992 against Trinity Industries, Inc. ("Trinity") alleging infringements of JAC's patent for its BethGon Coalporter(R) freight car was tried in 1996 with the trial court entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgement in favor of JAC or, alternatively, to order a new trial, which motions were denied. JAC has appealed the case to the United States Court of Appeals for the Federal Circuit. JAC expects the appeal to be decided in mid to late 1997. Although the chances of success of the appeal cannot be predicted, the Company continues to believe that the order entered by the trial court upholding the jury's verdict and several prior orders are not consistent with the facts or the law and that the trial court erred in applying the law in this case. In any event, although neither the outcome of the action nor the effect of such outcome can be predicted with certainty, in the opinion of management of the Company, the outcome of the action will not have a material adverse effect on the financial condition or results of operations of the Company.

   The Company may be subject to liability as a result of the disposal of hazardous substances on and off the properties owned or operated by its subsidiaries, including Brillion, Gunite and Fabco. See "Business-Environmental Matters." TCI and Brillion filed suit on May 25, 1994 against Beatrice and the Robins Group for certain causes of action, including indemnification under purchase agreements. See "Business-Environmental Matters." TCI added Hunt-Wesson, Inc., a corporate successor to Beatrice that may be a successor to Beatrice's liability in theses matters, as a defendant on June 10, 1994. TCI and Gunite filed suit on August 5, 1994 against K-H and certain of its affiliates for certain causes of action, including claims related to the indemnification provisions of the K-H sale stock purchase agreement. See "Business-Environmental Matters." K-H filed a separate declaratory judgement action against TCI and Gunite asserting that it had no indemnification obligation for certain disputed environmental matters. See "Business-Environmental Matters" in Item 1.

 Item 4. Submission of Matters to a Vote of Security Holders.
        None.

                                    PART II

Item 5. Market for Registrant's Common Equity and related Stockhlder Matters

        Price range of Common Stock

        The Company's common stock is listed and traded on the NASDAQ National Market System under the symbol "JAII." The following table sets forth the high and low sales prices of the common stock as reported by the NASDAQ National Market System.


                                  Sales Prices

                 1995                    High       Low
                    First Quarter      $16.75    $11.25
                    Second Quarter      13.75     10.13
                    Third Quarter       11.00      7.38
                    Fourth Quarter       8.13      4.25

                 1996
                    First Quarter       $5.63     $3.25
                    Second Quarter       5.25      3.25
                    Third Quarter        3.75      2.44
                    First Quarter        4.50      3.13


        The number of record holders of the Company's common stock on December 31, 1996 was 207

        Dividend Policy

        The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developings its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Credit Facility (as defined herein) contains covenants limiting dividends that may be paid to holders of shares of common stock

Item 6.  Selected Financial Data

     The following table sets forth selected financial data with respect to the Company for the periods and at the dates indicated. All selected financial data is derived from financial statements which habe been audited by Arthur Anderson LLP, independent public accountants. This information should be read in conjunction with the fiancial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are incorporated by reference herein.


                                      SELECTED FINANCIAL DATA

                                                            Year Ended December 31,
                                                    (in thousands, except per share amounts)

                                    1992           1993           1994         1995(1)          1996
                                    ----           ----           ----         ------           ----
INCOME STATEMENT DATA:

Total revenues                    $204,500       $329,122       $468,525       $668,601       $559,972
Cost of goods                      187,174        301,629        442,153        608,982        474,158
                                   -------        -------        -------        -------        -------
   Gross Profit                     17,326         27,493         26,372         59,619         85,814


Selling, general & administrative    9,108         11,340         13,144         28,117         46,605
Amortization expense                 3,843          3,721          3,573          6,478         10,174
Gain on sale of leased freight cars     --             --             --             --         (1,354)
                                   -------        -------        -------        -------        -------
   Operating income                  4,375         12,432          9,655         25,024         30,389
Interest expense, net                5,360          2,968            266         14,702         35,836
Provision (benefit) for
  income taxes                        (254)         4,083          3,692          4,737            (76)
                                   -------        -------        -------        -------        -------
     extraordinary items              (731)         5,381          5,697          5,585         (5,371)
Extraordinary items, net of taxes       --          2,918             --             --             --
                                   -------        -------        -------        -------        -------


Net income (loss)                 $   (731)      $  2,463       $  5,697       $  5,585       $ (5,371)
                                   =======        =======        =======        =======        =======
Income (loss) per share before
  extraordinary items             $   (.13)      $    .66       $    .58       $    .57       $   (.55)
Extraordinary items per share           --          (0.36)            --             --             --
                                   -------        -------        -------        -------        -------
Net income (loss) per share       $   (.13)      $    .30       $    .58       $    .57       $   (.55)
                                   =======        =======        =======        =======        =======

                                                          As of December 31,
BALANCE SHEET DATA:                                         (in thousands)
                                                          ------------------
                                    1992           1993           1994         1995(1)          1996
                                    ----           ----           ----         ------           ----
Total assets                      $ 95,570       $107,966       $143,354       $578,825       $555,283
Long-term debt, including
  current maturities                34,847             --          7,600        329,786        304,175
Total shareholders' equity          16,300         57,235         63,234         68,874         63,537

(1) Acquired bostrom in January, 1995 and TCI in August, 1995. See Note 3 to the Consolidated Financial Statements of the Company and the notes thereto for the year ended December 31, 1996.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is incorporated by reference to pages 8-11 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

      Item 8.  Consolidated Financial Statements and Supplemental Data

        The information required by this Item is incorporated by reference to pages 12-35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III


 Item 10.Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to pages 2-3 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 1997, except for the information regarding the Company's executive officers which is set forth in "Business" in Item 1 under the heading "Executive Officers of the Registrant."

         Section 16 (A) Beneficial Ownership Reporting Compliance

         The information required by this Item is incorporated by reference to page 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 1997.

 Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to pages 4-10 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 1997.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to pages 11-12 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 1997.

 Item 13.  Certain Transactions and Related Transactions

         The information required by this Item is incorporated by reference to pages 4-10 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 1997.


                                         PART IV

 Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

 (a)(1) and (a)(2)   List of Financial Statements and Financial Statement
                     Schedules.

        The following documents are included in the Company's Annual report to Shareholders for the fiscal year ended December 31, 1996, pages 12 through 35, and are incorporated herein by reference:

   Report of Independent Public Accountants.
   Consolidated Balance Sheets as of December 31, 1996 and 1995.
   Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.
   Notes to Consolidated Financial Statements.

 (a)(3)               List of Exhibits:

       3.1 Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Form S-1, Registration Statement 33-63132 (the "Initial S- 1")).

       3.2 Form of Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Initial S-1).
       4.1 Form of certificate for the Company's common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Initial S-1).
       4.2 Form of certificate for the Company's Class B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Initial S-1).
       4.3 Indenture relating to the 11.75% Senior Subordinated Notes of the Company due 2005, dated as of August 23, 1995, including form of note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 30, 1995).
       4.4 Rights Agreement, dated as of October 4, 1995, between the Company and BancBoston State Street Investor Services, L.P. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 5, 1995).
       10.1 Agreement of Purchase and Sale, dated as of May 3, 1991, as amended, between Bethlehem Steel Corporation and Johnstown America Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Initial S-1).
       10.2 Agreement and Plan of Merger, dated as of June 13, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp. and Truck Components Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
       10.3 Stockholders Agreement, dated as of June 13, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp. and the stockholders party thereto (incorporated by reference to Exhibit
             2.2 to the  Company's  Current  Report on Form 8-K  dated  June 13,
             1995), and Amendment No.1 to Stockholders Agreement, dated as of June 23, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp., and the stockholders party thereto (incorporated by reference to Exhibit 2.3 to Amendment No.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
       10.4 Stock Purchase Agreement, dated as of December 21, 1994, and the First Amendment thereto, dated as of January 13, 1995, each among the sellers, Bostrom Seating, Inc. and Johnstown America Industries, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 24, 1995).
       10.5 Credit Agreement, dated as of August 23, 1995, among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank of Boston and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 30, 1995).
       10.6 Amendment to Credit Agreement, dated as of December 31, 1995, among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank of Boston and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit
             10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).
       10.7 Second Amendment to Credit Agreement, dated as of December 31, 1996 among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank of Boston and The First National Bank of Chicago, as Co-Agents.
       10.8 Term Loan Agreement, dated as of June 14, 1996, between JAIX Leasing Company and NationsBanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended June 30, 1996).
       10.9  Loan Agreement,  dated as of December 1, 1995,  between Freight Car
             Services, Inc. and the City of Danville, Vermillion County, Illinois relating to $5.3 million of City of Danville, Illinois Variable Rate Demand Industrial Revenue Bonds (Freight Car Services, Inc. Project), Series 1995 (incorporated by reference to
             Exhibit 10.7 to the 1995 Form 10-K).
       10.10 1993 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Initial S-1).

       10.11 Johnstown America Corporation Salaried Pension Plan (incorporated by reference to Exhibit 10.11 to the Initial S-1).
       10.12 Amended and Restated Stockholder and Warrantholder Agreement (incorporated by reference to Exhibit 10.14 to the Initial S-1).
       10.13 Employment Agreement of Thomas M. Begel (incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).
       10.14 Employment Agreement of Andrew M. Weller (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).
       10.15 Employment Agreement of Thomas W. Cook (incorporated by reference to Exhibit 10.13 to the 1995 Form 10-K).
       10.16 Employment Agreement of James D. Cirar (incorporated by reference to Exhibit 10.14 to the 1995 Form 10-K).
       10.17 Form of Employment Agreement.
       10.18 Form of Severance  Agreement  (incorporated by reference to Exhibit
             10.15 to the 1995 Form 10-K).
       10.19 Form of Stay Bonus Agreement  (incorporated by reference to Exhibit
             10.16 to the 1995 Form 10-K).
       10.20 Form of  Stock  Option  Agreement  (incorporated  by  reference  to
             Exhibit 10.17 to the 1995 Form 10-K).
       10.21 Form of Supplemental Life Insurance Agreement.
       10.22 Gunite Corporation Salaried Employees Retirement Plan (incorporated by reference to Exhibit 10.18 to the 1995 Form 10-K).
       10.23 Gunite Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to the 1995 Form 10-K).
       13.1 Selected portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 which are incorporated by reference herein.
       21.1  Subsidiaries of the Company
       23.1  Consent of Arthur Andersen LLP

 (b)       Financial Statement Schedules:

       All schedules have been omitted since the required information is either not significant, included in the consolidated financial statements of the Company or the notes thereto or not applicable.

  (c)       Reports on Form 8-K

             The Company filed the following current report on Form 8-K:

         None

                                       SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JOHNSTOWN AMERICA INDUSTRIES, INC.


                                    By:/s/Thomas M. Begel
                                       --------------------------
                                          Thomas M. Begel
                                           Chairman of the Board, President and
                                                 Chief Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                   Title                               Date


 /s/Thomas M. Begel          Chairman of the Board, President    March 13, 1997
 --------------------        and Chief Executive Officer
 Thomas M. Begel             (Principal Executive Officer)

 /s/Andrew M. Weller         Executive Vice President, Chief     March 13, 1997
---------------------        Financial Officer and Director
 Andrew M. Weller            (Principal Financial Officer and
                             Principal Accounting Officer)

 /s/Camillo Santomero        Director                            March 13, 1997
---------------------
 Camillo Santomero

 /s/R. Philip Silver         Director                            March 13, 1997
---------------------
 R. Philip Silver

 /s/Francis S. Stroble       Director                            March 13, 1997
---------------------
 Francis S. Stroble