Form 10-Q
period 1997-03-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-05-14
CIK 906114

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q
                              ---------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                           Commission File No. 0-21830

                              ---------------------

                       Johnstown America Industries, Inc.
             (Exact name of registrant as specified in its charter)
           Incorporated pursuant to the Laws of the State of Delaware
                              ---------------------

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

                    Yes [X]                                   No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 12, 1997 was 9,755,062.

--------------------------------------------------------------------------------

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                      Page


PART I    FINANCIAL INFORMATION.....................................   3

Item 1    Condensed Consolidated Balance Sheets as
          of March 31, 1997, and December 31, 1996..................  4-5

          Condensed Consolidated Statements of Income for
          the Three Months Ended March 31, 1997 and 1996............   6

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1997 and 1996........  7-8

          Notes to Condensed Consolidated Financial Statements...... 9-20


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations............. 21-25


PART II   OTHER INFORMATION   ......................................  26

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


In the opinion of the registrant's management, the unaudited condensed consolidated financial statements included in this filing on Form 10-Q reflect all adjustments (which consist of normal recurring adjustments) which are considered necessary for a fair presentation of financial information for the periods presented.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                         March 31,  December 31,
(In thousands)                                             1997         1996
                                                      ------------  -----------
                                                       (Unaudited)

      ASSETS

Current Assets:
 Cash and cash equivalents............................  $   4,823   $   24,535
 Accounts receivable, net.............................     64,874       49,346
 Inventories..........................................     41,643       49,589
 Prepaid expenses and other...........................     19,300       19,360
                                                        ---------    ---------
   Total current assets...............................    130,640      142,830

 Property, plant and equipment, net...................    121,395      123,859
 Leasing business assets, net.........................     40,596       23,255
 Restricted cash......................................        578          578
 Deferred financing costs, net........................     12,791       13,450
 Intangible assets, net...............................    249,562      251,311
                                                         --------     --------
   Total assets.......................................  $ 555,562    $ 555,283
                                                         ========     ========


     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                         March 31,  December 31,
(In thousands)                                             1997          1996
                                                     ------------   -----------
                                                       (Unaudited)


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable..................................... $   36,485    $  43,325
 Accrued expenses and other payables..................     51,689       55,050
 Current maturities of long-term debt and capital lease    18,076       17,236
                                                        ---------     --------
   Total current liabilities..........................    106,250      115,611

Long-term debt and capital lease, less current maturities 168,715      173,763
JAIX Leasing debt, Less current maturities............     29,630       13,176
Senior subordinated notes.............................    100,000      100,000
Deferred income taxes.................................     28,903       29,214
Other long-term liabilities...........................     60,419       59,982

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding........................         --           --
 Common stock, par $.01, 201,000 shares
  authorized, 9,755 and 9,754 issued and outstanding
  as of March 31, 1997 and December 31, 1996,
  respectively........................................         98           98
 Paid-in capital......................................     55,049       55,049
 Retained earnings....................................      6,528        8,420
 Employee receivables for stock purchases.............        (30)        ( 30)
                                                         --------     --------
   Total shareholders' equity    .....................     61,645       63,537

   Total liabilities and shareholders' equity           $ 555,562    $ 555,283
                                                         ========     ========




     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


(In thousands, except per share data)
                                                       Three Months Ended
                                                             March 31,
                                                     1997            1996

Net manufacturing sales.............             $ 114,344        $ 151,318
Leasing revenue.....................                 1,378            1,021
                                                ----------       ----------
 Total revenue......................               115,722          152,339

Cost of sales - manufacturing.......                95,878          128,797
Cost of leasing.....................                   829              331
                                                ----------       ----------
 Gross profit.......................                19,015           23,211

Selling, general and administrative
 expenses...........................                10,752           12,202
Amortization expense................                 2,101            2,571
Gain on sale of leased freight cars.                  (262)              --
                                                -----------    ------------
 Operating income...................                 6,424            8,438

Interest expense, net                                8,270            8,176
Interest expense - leasing  ........                   379              520
                                                ----------       ----------

Loss before income
   taxes............................                (2,225)            (258)

Provision (benefit) for income taxes                  (333)             470
                                                ----------       ----------

 Net loss...........................            $   (1,892)     $      (728)
                                                 =========       ==========

Net loss per common
 and common equivalent
 shares outstanding.................           $    (0.19)      $    (0.07)
                                                ==========       =========

Weighted average common and
 common equivalent shares ..........                 9,774           9,765


     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



(In thousands)                                              Three Months Ended
                                                                   March 31,
                                                               1997      1996

OPERATING ACTIVITIES:
 Net loss.............................................     $   (1,892)  $ (728)

 Adjustments to reconcile net loss to net cash provided
  by (used for) operating
  activities:
 Depreciation.........................................          3,817     3,816
 Amortization.........................................          2,951     3,558
 Gain on sale of leased freight cars..................           (262)       --
 Deferred tax (benefit) expense.......................           (311)      396
 Postretirement benefits..............................            299       718
                                                             --------   -------
                                                                4,602     7,760

 Changes in operating assets and liabilities:

 Accounts receivable, net.............................        (15,528)   (8,909)
 Inventories..........................................          9,918     4,314
 Accounts payable.....................................         (6,840)   (3,222)
 Other assets and liabilities.........................         (3,747)    5,234
                                                             --------   -------

 Net cash provided by (used for) operating activities.        (11,595)    5,177
                                                             --------   -------

INVESTING ACTIVITIES:
 Capital expenditures.................................         (1,172)   (3,372)
 Leasing business asset additions.....................        (23,412)      (15)
 Decrease in restricted cash..........................             --       448
 Proceeds from sale of leased freight cars ...........          4,463        --
                                                             --------   -------

 Net cash used for investing activities...............        (20,121)   (2,939)
                                                             --------   -------


     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



(In thousands)                                             Three Months Ended
                                                                 March 31,
                                                             1997        1996
FINANCING ACTIVITIES:
 Payments of term loans and capital lease.............  $   (4,208)  $   (4,203)
 Net borrowings under JAIX Leasing loans..............      16,454        3,437
 Payment of deferred financing costs..................        (242)        (287)
                                                         ---------    ---------

 Net cash provided by (used for) financing activities.      12,004       (1,053)
                                                         ---------    ---------

 Net increase (decrease) in cash and cash equivalents.     (19,712)       1,185

CASH AND CASH EQUIVALENTS,
  beginning of period.................................      24,535       11,639
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS,
  end of period.......................................  $    4,823   $   12,824
                                                         =========    =========


                       SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest................................  $  10,996    $   10,836

Cash paid for income taxes............................         92            56



     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


1. BASIS OF PRESENTATION

The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included by reference in the registrant's Form 10-K for the year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of Johnstown America Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                                  March 31,       December 31,
                                                    1997              1996
Raw materials and purchased
  components                                    $    8,981       $   10,289
Work-in-progress and finished goods                 32,662           39,300
                                                 ---------        ---------
                                                $   41,643       $   49,589
                                                 =========        =========

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


3.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                                  March 31,      December 31,
                                                     1997           1996
                                                     ----           ----

  Revolving Loan                                  $      --     $        --
  Tranche A Term Loan                                83,338          86,670
  Tranche B Term Loan                                95,837          96,670
                                                  ---------       ---------
    Total Senior Bank Facilities                    179,175         183,340

  Industrial Revenue Bonds                            5,300           5,300
  Capital lease                                       1,910           1,953
  JAIX Leasing debt                                  30,036          13,582
                                                  ---------      ----------
    Total debt                                      216,421         204,175

  Less:

  Current maturities                                (18,076)        (17,236)
  Long-term portion of JAIX Leasing debt            (29,630)        (13,176)
                                                  ---------      ----------

    Long-term debt, excluding JAIX Leasing debt   $ 168,715     $   173,763
                                                   ========      ==========

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


Senior Bank Facilities

The Company entered into a credit facility (the Senior Bank Facilities) on August 23, 1995, in conjunction with the acquisition of Truck Components Inc.
(TCI) and the related transactions. The Revolving Loans portion of the Senior Bank Facilities provides for up to $100 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of March 31, 1997, availability under the Revolving Loans, after consideration of outstanding letters of credit of $17.6 million, was $42.2 million.

At the Company's election, interest rates per annum applicable to the Revolving Loans and Tranche A Term Loan are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between
 .50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to Tranche B Term Loan are either (a) LIBOR plus a margin of 3.00% or (b) ABR plus 2.00%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing Company (the Guarantor Subsidiaries) and are secured by the assets of the Company and the Guarantor Subsidiaries, including the stock of the Guarantor Subsidiaries.

The term loans under the Senior Bank Facilities began amortizing quarterly on March 31, 1996. The Tranche A Term Loan and the Revolving Loans mature on March 31, 2002 and the Tranche B Term Loan mature on March 31, 2003.

The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


JAIX Leasing Debt

On June 14, 1996, JAIX Leasing entered into a ten-year term loan which bears interest at an average interest rate of 8.78%. At March 31, 1997, debt outstanding under the facility was $30.0 million. The facility is secured by the underlying leases and assets and contains various covenants.

Industrial Revenue Bonds

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (4.5% as of March 31, 1997) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

In connection with the Industrial Revenue Bonds, the Company has restricted cash at March 31, 1997 of $0.6 million from the initial proceeds of $5.3 million. The restricted cash is held in trust and will be used for additional improvements and expansion of the Freight Car Services' Danville facility.

Interest Rate Contracts

The Company has entered into various interest rate contracts to fix a portion of the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $140 million and the fixed rates of interest on these contracts range from 5.98% to 6.32% plus the applicable borrowing margin. The maturities on all contracts range from May 1997, through August 1998.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


4.  SENIOR SUBORDINATED NOTES

In conjunction with the acquisition of TCI, the Company issued $100 million of Senior Subordinated Notes (the "Notes") which are due August 15, 2005 and have an interest rate of 11.75% per annum and are guaranteed on a unsecured, senior subordinated joint and several basis by each of the Guarantor Subsidiaries. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, and payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.


5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of March 31, 1997, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Three Months Ended March 31, 1997
                                   (Unaudited)



6.  GUARANTOR SUBSIDIARIES

The Notes and the obligations under the Senior Bank Facilities are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following condensed consolidating financial data illustrates the composition of the Parent Company, the Guarantor Subsidiaries, and JAIX Leasing as of and for certain dates and periods. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial composition of the Guarantor Subsidiaries and thus, are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.


                      Condensed Consolidating Balance Sheet
                              as of March 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                           Parent    Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Cash and cash equivalents..........     $  2,422    $     163    $    2,238      $     --      $  4,823
Accounts receivable, net...........           --       64,874            --            --        64,874
Inventories........................           --       41,643            --            --        41,643
Prepaid expenses and other.........        2,727       15,723           850            --        19,300
                                         -------    ---------     ---------      --------      --------

     Total current assets..........        5,149      122,403         3,088            --       130,640

Property, plant and equipment, net         5,598      120,639        36,079          (325)      161,991
Other assets.......................      108,145      250,514           622       (96,350)      262,931
                                         -------     --------     ---------      --------      --------

     Total assets..................     $118,892    $ 493,556    $   39,789     $ (96,675)    $ 555,562
                                         =======     ========     =========      ========      ========


Accounts payable...................     $     19    $  36,404    $       62     $      --     $  36,485
Other current liabilities..........       15,152       55,991        (1,251)         (127)       69,765
                                         -------     --------     ---------      --------      --------

     Total current liabilities.....       15,171       92,395        (1,189)         (127)      106,250

Noncurrent liabilities.............           --       85,842         3,480            --        89,322
Long-term debt, less current
  maturities and intercompany
  advances (receivables) ..........       42,076      226,639        29,630            --       298,345

Total shareholders' equity.........       61,645       88,680         7,868       (96,548)       61,645
                                         -------     --------     ---------      --------      --------

     Total liabilities and
         shareholders' equity......     $118,892    $ 493,556    $   39,789     $ (96,675)    $ 555,562
                                         =======     ========     =========      ========      ========







                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                           Parent    Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Total revenue......................     $    130    $ 114,343      $  1,249      $      --    $ 115,722
Cost of sales......................           30       95,878           799             --       96,707
                                         -------     --------       -------       --------     --------
  Gross profit.....................          100       18,465           450             --       19,015
Selling, general, administrative...
 and amortization expenses.........          (40)      12,893          (262)            --       12,591
                                         -------     --------       -------       --------     --------
   Operating income ...............          140        5,572           712             --        6,424
Interest expense, net..............        3,096        5,224           329                       8,649
Equity losses of subsidiaries......          156           --            --           (156)          --
Provision (benefit) for income taxes      (1,220)         722           165             --         (333)
                                         -------     --------      --------       --------     --------
   Net income (loss)...............     $ (1,892)   $    (374)    $     218      $     156    $  (1,892)
                                         =======     ========      ========       ========     ========













                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 1997
                                 (In thousands)
                                   (Unaudited)


                                           Parent     Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES..............     $ (3,156)   $   (8,470)  $       31      $     --      $ (11,595)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures............           (47)       (1,125)          --            --         (1,172)
  Leasing business assets and
   investments.....................            4            56      (23,472)           --        (23,412)
  Proceeds from sale of leased
   freight cars....................           --            --        4,463            --          4,463
                                         -------     ---------    ---------       -------       --------
Cash used for investing activities.          (43)       (1,069)     (19,009)           --        (20,121)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Payments of term loans
   and capital lease...............       (4,165)          (43)          --            --         (4,208)
  Net borrowings under
   JAIX Leasing debt...............           --            --       16,454            --         16,454
  Intercompany advances............       (8,262)        8,262           --            --             --
  Deferred financing costs paid....          (12)           --         (230)           --           (242)
                                         -------     ---------    ---------       -------       --------
Cash provided by (used for)
   financing  activities...........      (12,439)        8,219       16,224            --         12,004

Net increase (decrease) in cash
 and cash equivalents..............      (15,638)       (1,320)      (2,754)           --        (19,712)
CASH AND CASH
 EQUIVALENTS,
  beginning of period..............       18,060         1,483        4,992            --         24,535
                                         -------     ---------    ---------       -------       --------

CASH AND CASH
 EQUIVALENTS,
  end of period....................     $  2,422    $      163   $    2,238      $     --      $   4,823
                                         =======     =========    =========       =======       ========








                      Condensed Consolidating Balance Sheet
                             as of December 31, 1996
                                 (In thousands)
                                   (Unaudited)

                                           Parent      Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Cash and cash equivalents..........     $ 18,060    $   1,484    $    4,991      $      --      $ 24,535
Accounts receivable, net...........           28       49,161           157             --        49,346
Inventories........................           --       49,589            --             --        49,589
Prepaid expenses and other.........        2,979       16,008           373             --        19,360
                                         -------     --------     ---------       --------       -------

     Total current assets..........       21,067      116,242         5,521            --        142,830

Property, plant and equipment, net         7,577      123,128        16,960           (551)      147,114
Other assets.......................      108,822      255,913           401        (99,797)      265,339
                                         -------     --------   -----------       --------       -------

     Total assets..................     $137,466    $ 495,283    $   22,882      $(100,348)    $ 555,283
                                         =======     ========     =========       ========      ========

Accounts payable...................     $    201    $  42,993    $      131      $      --     $  43,325
Other current liabilities..........       18,390       55,835        (1,728)          (211)       72,286
                                         -------    ---------     ---------       --------      --------

     Total current liabilities.....       18,591       98,828        (1,597)          (211)      115,611

Noncurrent liabilities.............           --       85,716         3,480             --        89,196
Long-term debt, less current
  maturities and intercompany
  advances (receivables)...........       55,338      218,425        13,176             --       286,939

Total shareholders' equity.........       63,537       92,314         7,823       (100,137)       63,537
                                         -------    ---------     ---------       --------      --------

     Total liabilities and
          shareholders' equity.....     $137,466    $ 495,283      $ 22,882      $(100,348)    $ 555,283
                                         =======     ========       =======       ========      ========







                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 1996
                                 (In thousands)
                                   (Unaudited)


                                           Parent     Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations Consolidated

Total revenue......................     $      6    $ 151,317     $   1,016      $     --     $ 152,339
Cost of sales......................           (2)     128,796           334            --       129,128
                                         -------     --------      --------       -------      --------
  Gross profit ....................            8       22,521           682            --        23,211
Selling, general, administrative
 and amortization expenses.........          378       14,395            --            --        14,773
                                         -------     --------      --------       -------      --------
  Operating income (loss)..........         (370)       8,126           682            --         8,438
Interest expense, net..............        2,697        5,498           501                       8,696
Equity (earnings) of subsidiaries..       (1,194)          --            --         1,194            --
Provision (benefit) for income
  taxes............................       (1,145)       1,546            69            --           470
                                         -------     --------      --------       -------      --------
  Net income (loss)................     $   (728)   $   1,082     $     112      $ (1,194)    $    (728)
                                         =======     ========      ========       ========     ========









                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 1996
                                 (In thousands)
                                   (Unaudited)

                                           Parent     Guarantor
                                          Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES..............    $  (6,894)   $  11,475    $     596       $     --       $  5,177
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures ............          (14)      (3,358)          --             --         (3,372)
  Leasing business assets
   and investments.................           --           --          (15)            --            (15)
  Changes in restricted cash.......           --          448           --             --            448
                                        --------     --------     --------         ------        -------
Cash used for investing activities.          (14)      (2,910)         (15)            --         (2,939)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Payments of term loans and
   capital leases..................       (4,165)         (38)          --             --         (4,203)
  Net Borrowings under
   JAIX Leasing debt...............           --           --        3,437             --          3,437
  Intercompany advances............        8,410       (4,973)      (3,437)            --             --
  Deferred financing costs paid....         (270)         (14)          (3)            --           (287)
                                         -------     --------     --------        -------        -------
Cash provided by (used for)
   financing  activities..........         3,975       (5,025)          (3)            --         (1,053)

Net increase (decrease) in cash
 and cash equivalents..............       (2,933)       3,540          578             --          1,185
CASH AND CASH
 EQUIVALENTS,
  beginning of period..............       16,896       (6,156)         899             --         11,639
                                         -------     --------     --------        -------        -------

CASH AND CASH
 EQUIVALENTS,
  end of period....................     $ 13,963    $  (2,616)   $  1,477        $     --       $ 12,824
                                         =======     ========     =======         =======        =======

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                    For the Three Months Ended March 31, 1997



General

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

Johnstown America Corporation (JAC) and Freight Car Services (FCS), the Company's freight car manufacturing subsidiaries sales are driven principally by the number and type of new and rebuilt freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.


Results of Operations

Three Months Ended March 31, 1997 and 1996
Total Revenue

Total revenue for the three months ended March 31, 1997 decreased 24.0% to $115.7 million from $152.3 million in 1996. The revenue decrease of $36.6 million was due primarily to the decrease in freight car production (532 new and rebuilt cars in 1997 vs 872 new and rebuilt cars in 1996) and a reduction in shipments of freight car kits and parts. As of March 31, 1997, the Company's backlog of new and rebuilt freight cars was 1,523 as compared to 1,299 new and rebuilt freight cars on March 31, 1996.

Cost of Sales - Manufacturing and Gross Profits

Cost of Sales - Manufacturing for the three months ended March 31, 1997 as a percent of manufacturing sales was 83.6%, compared to 85.1% in 1996. Related gross profits were 16.4% and 14.9%, respectively. The improvement in gross profits resulted primarily from increased relative sales from the truck components and iron castings operations in the current quarter which have historically generated higher gross profit margins than the freight car business. The aggregate gross profit decreased $4.2 million and was a result of decreased sales and lower gross margins in the freight car business.


Selling, General, Administrative and Amortization

Selling, general, and administrative expenses as a percentage of total revenue was 9.3% and 8.0% for the three months of 1997 and 1996, respectively. The increase in selling, general, and administrative expense as a percentage of total revenue is related to the decline in total revenues of $36.6 million. Actual selling, general and administrative expenses declined $1.5 million from 1996 levels. Amortization expense as a percentage of total revenue was 1.8% and 1.7% for the three months of 1997 and 1996, respectively.


Operating Income

Operating income was $6.4 million in the first quarter of 1997, compared to $8.4 million in the first quarter of 1996. The decrease in operating income was primarily related to the decline in total revenues offset by higher gross profit margins and lower selling, general and administrative expenses.


Other

Interest expense, net, was $8.6 million in the first quarter of 1997 compared to $8.7 in the first quarter of 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and the issuance of the Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

Net loss and loss per share for the first quarter of 1997 were $(1.9) million and $(0.19), respectively, compared to a net loss and loss per share of $(0.7) million and $(0.07), respectively, for the first quarter of 1996.

Liquidity and Capital Resources

For the three months ended March 31, 1997, the Company used cash from operations of $11.6 million resulting from reduced net income and higher working capital compared with providing net cash of $5.2 million for the first three months of 1996. The Company used $20.1 million of cash in investing activities, which was primarily used to increase the size of its leasing fleet. Cash provided by financing activities was $12.0 million for the first three months of 1997, due to an increase in the JAIX Leasing Debt of $16.4 million, to fund the leasing fleet additions offset in part by term loan principal payments of $4.2 million.

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

As of March 31, 1997, there was $179 million of term loans outstanding under the Senior Bank Facilities, $100 million of Notes outstanding, and no borrowings under the $100 million revolving credit line under the Senior Bank Facilities. Availability under the Revolving Loans, after consideration of outstanding letters of credit of $17.6 million, was $42.2 million.

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

The Company formed a leasing business in 1994 to lease freight cars. This leasing division was formed into a wholly owned subsidiary, JAIX Leasing, in January 1995 and currently manages or has on lease 1,362 freight cars. In June 1996, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities and repay its existing credit facility. See footnote 3 of the Condensed Consolidated Financial Statements for the three months ended March 31, 1997, for a description of this loan. As of March 31, 1997, there was $30.0 million outstanding under this facility.

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

As of March 31, 1997, the Company's balance sheet included cash of $4.8 million.


Environmental Matters

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of March 31, 1997, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

New Accounting Pronouncements

Statement of Financial Accounting Standard No. 123, "Earnings Per Share" was issued in February, 1997 and will be adopted by the Company with retroactive treatment in late 1997. This new pronouncement establishes revised methods for computing and reporting earnings per share. The Company does not expect that the adoption of this standard will materially impact previously reported earnings per share, including the per share amount reported for the three months ended March 31, 1997.

Forward-Looking Statements

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand, the performance and needs of industries served by the Company's businesses; and the risks described from time to time in the Company's Securities and Exchange Commission reports.

Effects of Inflation

General price inflation has not had a material impact on the Company's results of operations.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The patent infringement lawsuit commenced by JAC in December 1992 against Trinity Industries, Inc. ("Trinity") alleging infringements of JAC's patent for its BethGon Coalporter(R) freight car was tried in 1996 with the trial court entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgment in favor JAC or, alternatively, to order a new trial, which motions were denied. JAC has appealed the case to the United States Court of Appeals for the Federal Circuit. JAC argued the appeal on May 6, 1997 and expects the appeal to be decided in mid to late 1997. Although the chances of success of the appeal cannot be predicted, the Company continues to believe that the order entered by the trial court upholding the jury's verdict and several prior orders are not consistent with the facts or the law and that the trial court erred in applying the law in this case. In any event, although neither the outcome of the action nor the effect of such outcome can be predicted with certainty, in the opinion of management of the Company, the outcome of the action will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company is involved in various lawsuits and warranty claims in the normal course of business. In the opinion of management of the Company, the outcome of these lawsuits and claims will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports

The Company filed the following reports on Form 8-K during the three months ended March 31, 1997:

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.



By     /s/ Andrew M. Weller
--------------------------------------
            Andrew M. Weller
            Executive Vice President and
            Chief Financial Officer
            (Principal Financial and Accounting Officer)

Dated: May 9, 1997