Form 10-K/A
period 1996-12-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-07-07
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:


From Exhibit 13.1
     Selected portions of the Registrants Annual Report to Shareholders.

                        CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share data)

Years Ended December 31,                                                     1996        1995        1994
---------------------------------------------------------------------------------------------------------
Net manufacturing sales                                                 $ 555,510   $ 666,028   $ 468,070
Leasing revenue                                                             4,462       2,573         455
        Total revenue                                                     559,972     668,601     468,525
Cost of sales - manufacturing                                             472,054     608,328     442,020
Cost of leasing                                                             2,104         654         133
        Gross profit                                                       85,814      59,619      26,372

Selling, general and administrative expenses                               46,605      28,117      13,144
Amortization expense                                                       10,174       6,478       3,573
Gain on sale of leased freight cars                                        (1,354)         --          --
        Operating income                                                   30,389      25,024       9,655

Interest expense, net                                                      33,015      13,782         266
Interest expense - leasing                                                  2,821         920          --
        Income (loss) before income taxes                                  (5,447)     10,322       9,389
Provision (benefit) for income taxes                                          (76)      4,737       3,692
        Net income (loss)                                             $    (5,371)  $   5,585   $   5,697
---------------------------------------------------------------------------------------------------------

Income (loss) per common share:                                       $      (.55)  $     .57   $     .58
---------------------------------------------------------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding                                            9,794       9,799       9,844
---------------------------------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


JOHNSTOWN AMERICA INDUSTRIES, INC.


/s/ Andrew M. Weller
-------------------------------
ANDREW M. WELLER
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  July 3, 1997