Form 10-Q
period 1997-06-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-07-24
CIK 906114

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

                 For the quarterly period ended June 30, 1997
                         Commission File No. 0-21830

                            ---------------------

                      Johnstown America Industries, Inc.
            (Exact name of registrant as specified in its charter) Incorporated pursuant to the Laws of State of Delaware
                             ---------------------

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

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 14, 1997 was 9,755,062.

--------------------------------------------------------------------------------

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          Page


PART I      FINANCIAL INFORMATION.......................................    2

Item 1      Condensed Consolidated Balance Sheets as
            of June 30, 1997, and December 31, 1996.....................  3-4

            Condensed Consolidated Statements of Income for
            the Three and Six Months Ended June 30, 1997 and 1996.......    5

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1997 and 1996.............  6-7

            Notes to Condensed Consolidated Financial Statements........  8-20


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 21-28


PART II     OTHER INFORMATION   ........................................ 29-31

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

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                     June 30,     December 31,
(In thousands)                                        1997             1996
                                                   ----------------------------
                                                  (Unaudited)      (Audited)

      ASSETS

Current Assets:
 Cash and cash equivalents.....................  $   17,311      $   24,535
 Accounts receivable, net......................      61,444          49,346
 Inventories...................................      54,435          49,589
 Prepaid expenses and other....................      18,730          19,360
                                                   --------        --------
   Total current assets........................     151,920         142,830

 Property, plant and equipment, net............     118,922         123,859
 Leasing business assets, net..................      39,530          23,255
 Restricted cash...............................         578             578
 Deferred financing costs, net.................      12,268          13,450
 Intangible assets, net........................     247,422         251,311
                                                   --------        --------
   Total assets................................  $  570,640      $  555,283
                                                   ========        ========


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                      June 30,    December 31,
(In thousands)                                         1997            1996
                                                    ---------------------------
                                                    (Unaudited)      (Audited)


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.................................$   52,028     $    43,325
 Accrued expenses and other payables..............    56,066          55,050
 Current maturities of long-term debt,
 capital lease and JAIX Leasing debt..............    18,916          17,236

                                                     -------         -------
   Total current liabilities......................   127,010         115,611

Long-term debt and capital lease,
less current maturities...........................   163,668        173,763
JAIX Leasing debt, less current maturities........    29,344         13,176
Other long-term liabilities.......................    60,895         59,982
Senior subordinated notes.........................   100,000        100,000
Deferred income taxes.............................    28,591         29,214

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding....................        --             --
 Common stock, par $.01, 201,000 shares authorized
  9,755 and 9,754 issued and outstanding
  as of June 30, 1997 and December 31, 1996,
  respectively....................................        98             98
 Paid-in capital..................................    55,049         55,049
 Retained earnings................................     6,015          8,420
 Employee receivables for stock purchases.........       (30)           (30)
                                                     -------        -------
   Total shareholders' equity.....................    61,132         63,537
                                                     -------        -------
   Total liabilities and shareholders' equity.....$  570,640     $  555,283
                                                     =======        =======




    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)

(In thousands, except per share data)
                                   Three Months Ended       Six Months Ended
                                         June 30,                  June 30,
                                   1997        1996         1997         1996
                                   ----        ----         ----         ----

Net manufacturing sales....... $ 156,516   $ 132,308    $ 270,860   $ 283,626
Leasing revenue...............     1,724         982        3,102       2,003
                                --------    --------     --------    --------
 Total revenue................   158,240     133,290      273,962     285,629

Cost of sales - manufacturing.   135,153     111,460      231,031     240,180
Cost of leasing...............       661         348        1,489         679
                                --------    --------     --------    --------
 Gross profit.................    22,426      21,482       41,442      44,770

Selling, general and administrative
 expenses.....................    11,310      11,529       22,062      23,808
Amortization expense..........     2,146       2,562        4,248       5,133
Gain on sale of
  leased freight cars               (325)         --         (587)         --
                                --------    --------     --------    --------
 Operating income.............     9,295       7,391       15,719      15,829

Interest expense, net.........     8,066       8,147       16,335      16,323
Interest expense - leasing  ..       667         743        1,046       1,263
                                --------    --------     --------    --------

 Income (loss) before income
   taxes......................       562      (1,499)      (1,662)     (1,757)

Provision (benefit)for
  income taxes                     1,076        (275)         743         195
                                --------    --------     --------    --------

 Net loss..................... $     (514) $  (1,224)   $  (2,405)  $  (1,952)
                                =========   ========     ========    ========

Net loss per common
 and common equivalent
 shares outstanding........... $    (0.05) $    (0.13) $    (0.25)  $   (0.20)
                                =========   =========   =========    ========

Weighted average common and
 common equivalent shares ....     9,837       9,760        9,805       9,757
                                 =======     =======      =======     =======


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)

(In thousands)                                       Six Months Ended
                                                          June 30,
                                                    1997          1996
                                                    ----          ----

OPERATING ACTIVITIES:
 Net loss....................................  $  (2,405)       $ (1,952)

 Adjustments for items not affecting cash from operating activities:

  Depreciation...............................      7,807           7,655
  Amortization - other.......................      4,859           5,590
  Amortization - deferred financing costs....      1,094           1,575
  Gain on sale of leased freight cars........       (587)             --
  Deferred tax expense (benefit).............       (623)            786
  Postretirement benefits....................      1,080           1,273
                                                --------         -------
                                                  11,225          14,927


 Changes in operating assets and liabilities

 Accounts receivable, net....................    (12,098)         (2,927)
 Inventories.................................     (4,846)           (710)
 Accounts payable............................      8,702             386
 Other assets and liabilities................      2,886           1,988
                                                --------         -------

 Net cash provided by operating activities...      5,869          13,664
                                                --------         -------

INVESTING ACTIVITIES:
  Capital expenditures.......................     (2,405)         (4,914)
  Leasing business asset additions...........    (25,682)            (15)
  Proceeds from sales of leased freight cars       7,487              --
  Other......................................         13             663
                                                --------         -------



 Net cash used for investing activities......     (20,587)        (4,266)
                                                ---------        -------

    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)



(In thousands)                                       Six Months Ended
                                                          June 30,
                                                     1997         1996
                                                     ----         ----
FINANCING ACTIVITIES:
 Payments of term loans and capital lease......    (8,415)        (8,406)
 Net borrowings under JAIX Leasing loans.......    16,168          5,329
 Payment of deferred financing costs...........      (259)          (855)
                                                 --------        -------

 Net cash provided by (used for)
  financing activities.........................     7,494         (3,932)
                                                 --------        -------

 Net increase (decrease) in cash and
  cash equivalents.............................    (7,224)         5,466

CASH AND CASH EQUIVALENTS,
  beginning of period..........................    24,535         11,639
                                                 --------        -------

CASH AND CASH EQUIVALENTS,
  end of period................................$   17,311     $   17,105
                                                 ========      =========


                      SUPPLEMENTAL CASH FLOWS DISCLOSURE

(In thousands)

Cash paid for interest - other.................$   15,219     $   14,733
Cash paid for interest - JAIX Leasing..........     1,037          1,263
Cash paid for income taxes.....................       508            587



    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


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


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                               June 30,       December 31,
                                                 1997             1996
Raw materials and purchased
  components                                $    7,408        $   10,289
Work-in-progress and finished goods             47,027            39,300
                                             ---------         ---------
                                            $   54,435        $   49,589
                                             =========         =========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


3.  DEBT
(in thousands)

Long-term debt of the Company (excluding JAIX Leasing) consisted of the following:



                                              June 30,         December 31,
                                                 1997            1996

  Revolving Loans                            $      --         $      --
  Tranche A Term Loans                          80,005            86,670
  Tranche B Term Loans                          95,005            96,670
                                              --------          --------
    Total Senior Bank Facilities               175,010           183,340

  Industrial Revenue Bonds                       5,300             5,300
  Capital lease                                  1,868             1,953
                                              --------          --------
    Total debt                                 182,178           190,593
    Less:  Current maturities                  (18,510)          (16,830)
                                              --------          --------
    Long-term debt                           $ 163,668         $ 173,763
                                              ========          ========


Long term debt of JAIX Leasing:

  JAIX Leasing debt                          $  29,750         $  13,582
    Less:  Current maturities                     (406)             (406)
                                              --------          --------
    Long-term debt                           $  29,344         $  13,176
                                              ========          ========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


Senior Bank Facilities

The Company entered into a credit facility ("Senior Bank Facilities") on August 23, 1995, in conjunction with the acquisition of Truck Components Inc. ("TCI") and the related transactions. The Revolving Loans portion of the Senior Bank Facilities provides for up to $100 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of June 30, 1997, availability under the Revolving Loans, after consideration of outstanding letters of credit of $17.1 million, was $50.5 million.

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

The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, leverage and interest coverage ratios and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances. At June 30, 1997, the Company was in compliance with these and all other debt covenants.

JAIX Leasing Debt

On June 14, 1996, JAIX Leasing entered into a ten-year term loan facility which bears interest at an average interest rate of 8.78%. At June 30, 1997 the facility had debt outstanding of $29.8 million. The facility, which is non recourse to the Company, is secured by the underlying leases and assets and contains various covenants.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


Industrial Revenue Bonds

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (4.25% as of June 30, 1997) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

In connection with the Industrial Revenue Bonds, the Company has restricted cash at June 30, 1997 of $0.6 million from the initial proceeds of $5.3 million. The restricted cash is held in trust and will be used for additional improvements and expansion of the Freight Car Services' Danville facility.

Interest Rate Contracts

The Company has entered into various interest rate contracts to fix the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $125 million and the fixed rates of interest on these contracts range from 5.98% to 6.32% plus the applicable borrowing margin. The maturities on all contracts range from August 1997 through August 1998.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


4.  SENIOR SUBORDINATED DEBT

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

The Company anticipates issuing $75 million of additional 11.75% senior subordinated debt at a premium in August 1997. The debt will have the same terms and conditions as the original senior subordinated debt. The proceeds will be used to pay down debt outstanding under the Senior Bank Facilities. At the time of the issuance the Company expects to write off about $2.8 million (pretax) or $1.7 million (after tax) of deferred financing costs. Based on current interest rates the Company expects that it will incur additional interest expense of approximately $1.5 million, annually. Under the terms of the Senior Bank Facilities the Tranche B holders may elect or not elect to be prepaid. The Company can apply the proceeds towards the next two term payments and the remainder of the proceeds would be applied pro-rata against the outstanding term loans. Assuming the Tranche B holders elect to be prepaid then the annual future term loan payments after the prepayment of the Senior Bank Facilities would be as follows: 1997 $0.0 million, 1998 $12.3 million, 1999 $16.5 million, 2000
$19.9 million, 2001 $19.8 million, 2002 $21.8 million, 2003 $9.7 million. If the
Tranche B holders elect not to be prepaid, the future term loan payments would be: 1997 $1.7 million, 1998 $4.5 million, 1999 $4.9 million, 2000 $20.9 million,
2001 $24.0 million, 2002 $27.3 million, 2003 $16.7 million. No assurance, however, can be given that such issuance of notes will be consummated.

Effective December 31, 1995 and 1996, the Company entered agreements with the banks participating in the Senior Bank Facilities to reset certain of the financial covenants for the following year. As a result of the most recent agreement, the Company is in compliance with the covenants and restrictions contained in the Senior Bank Facilities. In connection with the offering, the Company has commenced discussions with the banks participating in the Senior Bank Facilities to amend the agreement to reset the financial covenants for the remaining

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


term of the agreement and to reduce the Revolving Facility from $100 million to $75 million. The Company also will seek the consent of the banks to the issuance of the additional Notes. Based upon current market conditions, the Company's prior dealings with the banks participating in the Senior Bank Facilities and the Company's commitment to repay a portion of the outstanding indebtedness under the Senior Bank Facilities with the net proceeds from the offering, it believes that the banks will agree to enter such an amendment to the Senior Bank Facilities. The offering is conditioned upon the banks agreeing to enter in to such amendment; however, no assurance can be made that the banks will enter such amendment.


5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of June 30, 1997, based on all of the information currently available to the Company, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


6.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 128, "Earnings Per Share" was issued in February, 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncement establishes revised methods for computing and reporting earnings per share.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                    For the Six Months Ended June 30, 1997
                                  (Unaudited)


Adoption of this standard will not materially impact previously reported earnings per share, including the per share amount reported for the six months ended June 30, 1997.

SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncements establishes standards for reporting and display of comprehensive income and its components. As the standard will only effect required note disclosures, the adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.


7.  GUARANTOR SUBSIDIARIES

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


                     Condensed Consolidating Balance Sheet
                              as of June 30, 1997
                                (In thousands)
                                  (Unaudited)

                                 Parent    Guarantor
                                Company    Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Cash and cash equivalents....  $ 16,371     $ (1,645)     $  2,585      $     --     $ 17,311
Accounts receivable, net.....        33       61,281           130            --       61,444
Inventories..................        --       54,435            --            --       54,435
Prepaid expenses and other...     2,465       17,756        (1,491)           --       18,730
                                -------      -------       -------       -------      -------

     Total current assets....    18,869      131,827         1,224            --      151,920
Property, plant and equipment,
  net........................     2,641      118,139        38,014          (342)     158,452
Other assets.................   108,826      248,088           625       (97,271)     260,268
                                -------      -------       -------       -------      -------

     Total assets............  $130,336     $498,054     $  39,863      $(97,613)    $570,640
                                =======      =======      ========       =======      =======


Accounts payable.............  $     --     $ 52,028     $      --      $     --     $ 52,028
Other current liabilities....    17,942       58,231        (1,162)          (29)      74,982
                                -------      -------      --------       -------      -------
     Total current liabilities   17,942      110,259        (1,162)          (29)     127,010

Noncurrent liabilities.......        --       86,006         3,480            --       89,486
Long-term debt and
  intercompany advances, less
  current maturities.........    51,262      212,406        29,344            --      293,012

Total shareholders' equity...    61,132       89,383         8,201       (97,584)      61,132
                                -------     --------      --------      --------      -------

     Total liabilities and shareholders'
         equity..............  $130,336     $498,054     $  39,863     $ (97,613)    $570,640
                                =======      =======      ========      ========      =======






                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 1997
                                 (In thousands)
                                   (Unaudited)

                                 Parent    Guarantor
                                Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Total revenue................  $    220     $270,860      $  2,882      $     --     $273,962
Cost of sales................        40      231,032         1,448            --      232,520
                                -------      -------       -------       -------      -------
 Gross profit................       180       39,828         1,434            --       41,442
Selling, general, administrative
 and amortization expenses...      (193)      26,062          (146)           --       25,723
                                -------      -------       -------       -------      -------
  Operating income...........       373       13,766         1,580            --       15,719
Interest expense, net........     6,001       10,429           951            --       17,381
Equity (earnings) of
  subsidiaries...............    (1,047)          --            --         1,047           --
Provision (benefit) for
  income taxes...............    (2,176)       2,668           251            --          743
                                -------      -------       -------       -------      -------
  Net income (loss)..........  $ (2,405)   $     669      $    378      $ (1,047)    $ (2,405)
                                -------     --------       -------       -------      -------












                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 1997
                                 (In thousands)
                                   (Unaudited)


                                 Parent   Guarantor
                                Company  Subsidiaries  JAIX Leasing  Eliminations  Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES........  $ (2,210)    $  5,187      $  2,892       $    --     $   5,869

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures......        (98)      (2,307)           --            --        (2,405)
  Leasing business assets
  and investments............        13           --       (25,682)           --       (25,669)
  Proceeds from sale of leased
  freight cars...............     3,024           --         4,463            --         7,487
                                -------      -------      --------       -------      --------
Cash provided by (used for)
   investing activities......     2,939       (2,307)      (21,219)           --       (20,587)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Payments of term loans and
   capital lease.............    (8,330)         (85)           --            --        (8,415)
   Loan facility of
    leasing business.........        --           --        16,168            --        16,168
   Intercompany advances.....     5,923       (5,923)           --            --            --
   Deferred financing costs paid    (11)          --          (248)           --          (259)
                                -------      -------       -------       -------      --------
Cash provided by (used for)
   financing  activities.....    (2,418)      (6,008)       15,920            --         7,494

Net increase (decrease) in cash
  and cash equivalents.......    (1,689)      (3,128)       (2,407)           --        (7,224)
CASH AND CASH
 EQUIVALENTS,
  beginning of period........    18,060        1,483         4,992            --        24,535
                                -------      -------       -------       -------      --------

CASH AND CASH
 EQUIVALENTS,
  end of period.............. $  16,371   $   (1,645)   $    2,585     $      --     $  17,311
                               ========    =========     =========      ========      ========







                      Condensed Consolidating Balance Sheet
                             as of December 31, 1996
                                 (In thousands)
                                   (Unaudited)

                                 Parent      Guarantor
                                Company    Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Cash and cash equivalents....  $ 18,060     $   1,484    $    4,991    $      --      $ 24,535
Accounts receivable, net.....        28        49,161           157           --        49,346
Inventories..................        --        49,589            --           --        49,589
Prepaid expenses and other...     2,979        16,008           373           --        19,360
                                -------      --------     ---------     --------       -------

     Total current assets....    21,067       116,242         5,521           --       142,830

Property, plant and
  equipment, net.............     7,577       123,128        16,960         (551)      147,114
Other assets.................   108,822       255,913           401      (99,797)      265,339
                                -------      --------     ---------     --------       -------

     Total assets............  $137,466     $ 495,283    $   22,882    $(100,348)    $ 555,283
                                =======      ========     =========     ========      ========

Accounts payable.............  $    201     $  42,993    $      131    $      --     $  43,325
Other current liabilities....    18,390        55,835        (1,728)        (211)       72,286
                                -------      --------     ---------     --------      --------

     Total current liabilities   18,591        98,828        (1,597)        (211)      115,611

Noncurrent liabilities.......        --        85,716         3,480           --        89,196
Long-term debt, less current
  maturities and intercompany
  advances (receivables).....    55,338       218,425        13,176           --       286,939

Total shareholders' equity...    63,537        92,314         7,823     (100,137)       63,537
                                -------      --------     ---------     --------      --------

     Total liabilities and
     shareholders' equity...   $137,466     $ 495,283    $   22,882   $ (100,348)    $ 555,283
                                =======      ========     =========    =========      ========






                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                 Parent  Guarantor
                                Company  Subsidiaries  JAIX Leasing  Eliminations  Consolidated

Total revenue................  $     20   $ 283,626     $    1,983     $      --    $ 285,629
Cost of sales................        (5)    240,180            684            --      240,859
                                -------    --------      ---------      --------     --------
  Gross profit...............        25      43,446          1,299            --       44,770
Selling, general, administrative
 and amortization expenses...        (3)     28,944             --            --       28,941
                                -------    --------      ---------      --------     --------
   Operating income..........        28      14,502          1,299            --       15,829
Interest expense, net........     5,550      10,816          1,220            --       17,586
Equity (earnings) of
  subsidiaries...............    (2,343)         --             --         2,343           --
Provision (benefit) for
  income taxes...............    (1,227)      1,389             33            --          195
                                -------    --------      ---------      --------     --------
   Net income (loss).........  $ (1,952)  $   2,297     $       46     $  (2,343)   $  (1,952)
                                =======    ========      =========      ========     ========








                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 1996
                                 (In thousands)
                                   (Unaudited)


                                 Parent    Guarantor
                                Company   Subsidiaries  JAIX Leasing  Eliminations  Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES........  $ (6,902)  $   19,643    $      923     $      --     $    13,664

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures......       (204)      (4,710)           --            --          (4,914)
  Leased assets and investments      --           --           (15)           --             (15)
  Changes in restricted cash.        --          663            --            --             663
                               --------    ---------     ---------      --------      ----------
Cash provided by (used for)
   investing activities......      (204)      (4,047)          (15)           --          (4,266)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net payments under term loans  (8,330)        (76)            --            --          (8,406)
  Loan facility of
    leasing business.........        --          --          5,329            --          5,329
  Change in intercompany
    advances.................    14,038     (10,601)        (3,437)           --             --
  Dividends received/ (paid).       500          --           (500)           --             --
  Deferred financing costs paid    (421)        (14)          (420)           --           (855)
                                -------    --------      ---------      --------      ---------
Cash provided by (used for)
   financing  activities.....     5,787     (10,691)           972            --         (3,932)

Net increase (decrease) in cash
 and cash equivalents........    (1,319)      4,905          1,880            --          5,466
CASH AND CASH
 EQUIVALENTS,
  beginning of period........    16,896      (6,156)           899            --         11,639
                               --------    --------      ---------      --------      ---------

CASH AND CASH
 EQUIVALENTS,
  end of period..............  $ 15,577   $  (1,251)    $    2,779     $      --     $   17,105
                                =======    ========      =========      ========      =========


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

               For the Three and Six Months Ended June 30, 1997


Item 2.


General

The Company conducts its business through three operating groups within the transportation industry: truck components and assemblies operations, a leading manufacturer of wheel end components, seating, steerable drive axles and gear boxes for the heavy duty truck industry; iron castings operations, a major producer of complex iron castings for a wide range of industries; and freight car operations, a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, agricultural and mining products. During 1996, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $237.0 million, $125.1 million and $197.8 million, respectively. During the six months ended June 30, 1997, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $141.4 million, $69.0 million and $63.5 million, respectively. The Company reported net losses in the year ended December 31, 1996 and the six months ended June 30, 1997. The significant decline in demand experienced in 1996 and early 1997 by JAC produced significant operating losses that, coupled with the Company's significant debt service requirements, offset strong operating income for its truck components and assemblies and iron castings operations. Although demand for freight cars has improved slightly, the market remains subject to intense pricing competitiveness in a freight car market characterized by depressed demand and production overcapacity and, as a result, the Company expects to report a net loss for the year ended December 31, 1997. Given the cyclicality of the freight car and heavy-duty truck industries and other market factors, there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company completed the acquisition of TCI on August 23, 1995 and Bostrom on January 13, 1995. Both acquisitions were accounted for under the purchase method of accounting and, accordingly, their operating results were included in the Company's reported results from their respective acquisition dates. Such results have a significant impact on the comparative discussions below. Additionally, the Company, through its wholly owned subsidiary, FCS, completed the purchase of the Danville, Illinois facility which began operations in October 1995. The Company formed its leasing subsidiary, JAIX Leasing, in January 1995 and currently leases 1,526 freight cars to various lessees under operating leases. Of these freight cars, 595 are owend by JAIX Leasing, representing an investment of $37.7 million, and the remainder are leased.

The Company's sales are affected to a significant degree by the North American Class 8 truck and freight car markets. Both the North American Class 8 truck and the freight car markets are subject to significant fluctuations due to economic conditions in these particular markets, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.

Johnstown America Corporation ("JAC") and Freight Car Services ("FCS"), the Company's freight car manufacturing subsidiaries, sales are driven principally by the number and type of new and rebuilt freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.

The following table sets forth for the periods indicated certain historical financial data of the Company expressed as a percentage of total revenue:

                                            Year Ended      Six Months Ended
                                            December 31,        June 30,
                                           1995     1996     1996     1997
                                           ----     ----     ----     ----

Total revenue....................         100.0%   100.0%   100.0%   100.0%
Gross margins....................           8.9     15.3     15.7     15.1
  Selling, general and administrative       4.2      8.3      8.3      8.1
  Amortization...................           1.0      1.8      1.8      1.6
  Gain on sale of lease freight cars         --       .2       --       .2
                                        -------  -------  -------  -------
    Operating Income.............           3.7%     5.4%     5.5%     5.7%


Results of Operations

Three Months Ended June 30, 1997 and 1996
Total Revenue

Total revenue for the three months ended June 30, 1997 increased 18.7% to $158.2 million from $133.3 million 1996. Revenue from the truck component and iron casting operations increased 24.1% ($14.6 million) and 10.4% ($3.2 million), respectively, for the second quarter of 1997 due to continued strong demand for their products. Revenues in the freight car operations increased 16.7% ($7.0 million). Second quarter 1997 shipments of new and rebuilt cars increased to 1,043 from 760 new and rebuilt cars in the same period of 1996. Of the cars produced in the second quarter of 1997, 35 were sold to JAIX Leasing.

Cost of Sales - Manufacturing and Gross Profits

Cost of Sales - Manufacturing for the three months ended June 30, 1997 as a percent of manufacturing sales was 86.4%, compared to 84.2% in 1996. Related gross profit margins were 13.6% and 15.8%, respectively. Aggregate gross profits increased by $0.9 million while the gross margin percent declined reflecting a greater mix of lower margin freight car business and lower gross margins in the freight car business in the second quarter 1997 compared to the second quarter of last year. The increase in gross profits of $0.9 million resulted primarily from increased revenues and profits in the truck components and iron casting businesses.


Selling, General, Administrative and Amortization

Selling, general, and administrative expenses as a percentage of total revenue were 7.1% and 8.6% for the three months ended June 30, 1997 and 1996, respectively. The decrease in selling, general, and administrative expense as a percent of total revenue is due to increased revenue and reduced selling, general and administrative expenses of $0.2 million. Amortization expense as a percentage of total revenue was 1.4% and 1.9% for the three months ended June 30, 1997 and 1996, respectively.


Operating Income

Operating income was $9.3 million in the second quarter of 1997, compared to $7.4 million in the second quarter of 1996. The increase in operating income was due to increased revenues of $24.9 million for the quarter resulting in a $0.9 increase in gross profits, a reduction in selling, general, administrative expense of $0.2 million, a $0.4 million decline in amortization expense and a $0.3 million gain on the sale of leased freight cars.


Other

Interest expense, net, was $8.7 million in the second quarter of 1997 compared to $8.9 in the second quarter of 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and the issuance of the original Notes to finance the acquisition of TCI and the refinancing of TCI's and the Company's debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

Net loss and loss per share for the second quarter of 1997 were $0.5 million and $0.05 respectively, compared to a net loss and loss per share of $1.2 million and $0.13, respectively, for the second quarter of 1996.

Results of Operations

Six Months Ended June 30, 1997 and 1996
Total Revenue

Total revenue for the six months ended June 30, 1997 decreased 4.1% to $274.0 million from $285.6 million in the first six months of 1996. The total revenue decrease of $11.7 million was due to the decrease in freight car shipments and a reduction in shipments of freight car kits and parts. The Company shipped 1,575 new and rebuilt freight cars in the first half of 1997 including 325 cars sold to JAIX Leasing (which were eliminated from consolidated sales), compared to 1,632 new and rebuilt cars shipped in the first half of 1996. This decrease in production resulted in a 35.9% reduction in revenue of $34.0 million, which has been partially offset by increased revenues generated by the truck component and iron casting operations. Revenues for the six months ended June 30, 1997 at truck component operations increased $17.2 million (13.9%), while iron casting revenues increased $4.5 million (7.0%) over the same period in 1996. As of June 30, 1997, the Company's backlog of new and rebuilt freight cars was 1,949 as compared to 1,376 new and rebuilt freight cars on June 30, 1996.

Cost of Sales - Manufacturing and Gross Profits

Cost of Sales - Manufacturing for the six months ended June 30, 1997 as a percentage of manufacturing sales was 85.3%, compared to 84.7% for the same period in 1996. Related gross margins were 14.7% and 15.3%, respectively. The decrease in gross profits resulted primarily from lower gross profits of $3.4 million in the freight car business due to reduced revenues and lower gross margins as a percentage of sales.


Selling, General, Administrative and Amortization

Selling, general, and administrative expenses as a percentage of total revenue was 8.1% and 8.3% for the six months ended 1997 and 1996, respectively. Actual selling, general and administrative expenses declined $1.7 million from 1996 levels as a result of cost reduction measures undertaken at the Company's freight car operations. Amortization expense as a percentage of total revenue was 1.6% and 1.8% for the six months ended June 30, 1997 and 1996, respectively.


Operating Income

Operating income remained relatively constant for the six months ended June 10, 1997 compared to the same period in 1996, even though total revenues declined by $11.7 million and gross profit declined by $3.3. Operating income was $15.7 million for the first six months of 1997, compared to $15.8 million in the same period of 1996. The Company maintained its operating income by reduction in selling, general and administrative expenses of $1.7 million, a reduction in amortization expense of $0.9 million and the gain on sale of leased freight cars of $0.6 million.

At June 30, 1997, the Company had 1,526 freight cars on lease and the leasing business generated $3.1 million in revenue and $1.6 million in operating income before a $0.6 million gain on the sale of leased freight cars for the first six months of 1997 compared with $2.0 million revenue and $1.3 million operating income in the prior period.


Other

Interest expense, net, was $17.4 million for the first six months of 1997 compared to $17.6 in the same period of 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and the issuance of the original Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

Net loss and loss per share for the first six months of 1997 were $2.4 million and $0.25, respectively, compared to net loss and loss per share of $2.0 million and $0.20, respectively for the same period of 1996.

Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company provided net cash from operations of $5.9 million compared with providing net cash of $13.7 million for the first six months of 1996. Due to increased business activities, accounts receivable and inventories increased by $12.1 million and $4.8 million, respectively, partially offset by increases in accounts payable of $8.7 million. The Company used $20.6 million of cash in investing activities, which included net investments in the leasing fleet of $18.2 million and capital expenditures of $2.4 million. Cash provided by financing activities was $7.5 million for the first six months of 1997, which included an increase in the JAIX Leasing debt of $16.2 million, to fund the leasing fleet additions offset in part by term loan principal payments of $8.4 million. The Company anticipates that capital expenditures for the balance of 1997 will be approximately $7.6 million.

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

As of June 30, 1997, there was $175.0 million of term loans outstanding under the Senior Bank Facilities, $100 million of the original Notes outstanding, and no borrowings under the $100 million revolving credit line under the Senior Bank Facilities. Availability under the Revolving Loans, after consideration of outstanding letters of credit of $17.1 million, was $50.5 million after giving effect to the applicable borrowing base.

Interest payments on the original Notes and interest and principal payments under the Senior Bank Facilities represent significant cash requirements for the Company. The original Notes require semiannual interest payments of approximately $5.9 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Bank Facilities require periodic principal payments through their maturities.

The Company anticipates issuing $75 million of additional 11.75% senior subordinated debt at a premium in August 1997. The debt will have the same terms and conditions as the original senior subordinated debt. The proceeds will be used to pay down debt outstanding under the Senior Bank Facilities. At the time of the issuance the Company expects to write off about $2.8 million (pretax) or $1.7 million (after tax) of deferred financing costs. Based on current interest rates the Company expects that it will incur additional interest expense of approximately $1.5 million, annually. Under the terms of the Senior Bank Facilities the Tranche B holders may elect or not elect to be prepaid. The Company can apply the proceeds towards the next two term payments and the remainder of the proceeds would be applied pro-rata against the outstanding term loans. Assuming the Tranche B holders elect to be prepaid then the annual future term loan payments after the prepayment of the Senior Bank Facilities would be as follows: 1997 $0.0 million, 1998 $12.3 million, 1999 $16.5 million, 2000
$19.9 million, 2001 $19.8 million, 2002 $21.8 million, 2003 $9.7 million. If the
Tranche B holders elect not to be prepaid, the future term loan payments would be: 1997 $1.7 million, 1998 $4.5 million, 1999 $4.9 million, 2000 $20.9 million,
2001 $24.0 million, 2002 $27.3 million, 2003 $16.7 million. No assurance, however, can be given that such issuance of notes will be consummated.

Effective December 31, 1995 and 1996, the Company entered agreements with the banks participating in the Senior Bank Facilities to reset certain of the financial covenants for the following year. As a result of the most recent agreement, the Company is in compliance with the covenants and restrictions contained in the Senior Bank Facilities. In connection with the offering, the Company has commenced discussions with the banks participating in the Senior Bank Facilities to amend the agreement to reset the financial covenants for the remaining term of the agreement and to reduce the Revolving Facility from $100 million to $75 million. The Company also will seek the consent of the banks to the issuance of the additional Notes. Based upon current market conditions, the Company's prior dealings with the banks participating in the Senior Bank Facilities and the Company's commitment to repay a portion of the outstanding indebtedness under the Senior Bank Facilities with the net proceeds from the offering, it believes that the banks will agree to enter such an amendment to the Senior Bank Facilities. The offering is conditioned upon the banks agreeing to enter into such amendment; however, no assurance can be made that the banks will enter such amendment.

The Company formed a leasing business in 1994 to provide operating lease financing for freight cars. This leasing division was formed into a wholly owned subsidiary, JAIX Leasing, in January 1995 and currently leases 1,526 freight cars to various lessees under operating leases. Of these freight cars, 595 are owned by JAIX Leasing representing an investment of $37.7 million, and the remainder are leased. JAIX Leasing, which is not a Guarantor Subsidiary, finances its freight car leasing activities through its own term loan and leasing facility. This term loan facility was entered into in June 1996 by JAIX Leasing to finance its freight car leasing activities and repay its existing credit facility. This facility is secured by underlying leases and assets of JAIX Leasing and the borrowings thereunder are non-recourse against the Company. See footnote 3 of the Condensed Consolidated Financial Statements for the six months ended June 30, 1997, for a description of this loan. As of June 30, 1997, there was $29.8 million outstanding under this facility. In June 1997, JAIX Leasing entered into an operating lease facility whereby JAIX Leasing will sell freight cars to a lessor and then lease back the cars (on a non-recourse basis to the company) for periods of up to two years. JAIX Leasing will then lease the freight cars to various sub- lessees.

The Company believes that the cash flow generated from its operations, together with amounts available under the Revolving Loans, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the original Notes and the proposed additional Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of June 30, 1997, the Company's balance sheet included cash of $17.3 million.


Environmental Matters

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. As of June 30, 1997, the Company has an environmental reserve which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

New Accounting Pronouncements

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" was issued in February, 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncement establishes revised methods for computing and reporting earnings per share. Adoption of this standard will not materially impact previously reported earnings per share, including the per share amount reported for the six months ended June 30, 1997.

SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncements establishes standards for reporting and display of comprehensive income and its components. As the standard will only effect required note disclosures, the adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.

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

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The patent infringement lawsuit commenced by Johnstown America Corporation ("JAC") in December 1992 against Trinity Industries, Inc. ("Trinity") alleging infringement of JAC's patent for its BethGon Coalporter freight car was tried in 1996 with the United States District Court for the Western District of Pennsylvania entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgment in favor of JAC or, alternatively, to order a new trial, which motions were denied. JAC appealed the case to the United States Court of Appeals for the Federal Circuit. Following oral argument, the Court of Appeals for the Federal Circuit issued its opinion dated May 28, 1997 in which the Court held that Trinity's Aluminator II literally infringed JAC's patent, reversed the 1996 trial court judgment of noninfringement and remanded the case back to the trial court for a determination as to damages and for consideration of JAC's contention that Trinity's infringement was willful. Following receipt of such opinion, JAC made a motion to the trial court for a permanent injunction to prohibit Trinity from making, selling or offering to sell its infringing Aluminator II until JAC's patent expires in November 1999. Trinity thereafter petitioned the Court of Appeals for a rehearing, which has yet to be decided. The trial court temporarily denied JAC's motion for a permanent injunction until the Court of Appeals decides Trinity's petition for rehearing, at which time the trial court will reconsider JAC's motion. JAC expects the damage trial to occur in late 1997 or early 1998 and at this time cannot predict the amount of damages that may be awarded.

The Company is involved in various lawsuits and warranty claims in the normal course of business.

In the opinion of management of the Company, the outcome of these lawsuits and claims will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Securities Holders.

The Company's Annual Meeting of Shareholders was held on May 1, 1997. At the meeting, shareholders voted on the election of two directors. The results were as follows:

1.     Election of Directors
                                                      Withheld/     Broker
                           Votes For  Votes Against  Abstentions   Non-Votes
                           ---------  -------------  -----------   ---------

      Camillo Santomero    8,189,327     437,974          --           --
      Andrew M. Weller     8,238,319     389,224          --           --

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports


The Company filed the following reports on Form 8-K during the three months ended June 30, 1997:


None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.



By    /s/ Andrew M. Weller
  -----------------------------------
          Andrew M. Weller
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Dated: July 24, 1997