Form 10-K/A
period 1996-12-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-11-04
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

                     -------

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

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, the undersigned Registrant hereby amends Items 1, 3, 7 and 13 of its Annual Report on Form 10-K for the year ended December 31, 1996 by restating such items in their entirety.

                                     PART I

                                Item 1. Business

                                   The Company

     Johnstown America Industries, Inc. (the "Company"), through its subsidiaries, designs and manufactures railroad freight cars, components and assemblies primarily for medium and heavy-duty trucks and high quality, complex iron castings for transportation-related and a variety of other markets. For a definition of certain terms used in this Form 10-K, see "Glossary of Certain Terms" at the end of this Item. The Company's principal business operations are:

     Railroad Freight Cars. Johnstown America Corporation ("JAC") is a leading manufacturer of railroad freight cars used principally for hauling coal, agricultural and mining products, intermodal containers (which are used on trucks and ships as well as on freight cars) and highway trailers. JAC is recognized for its expertise in the development and manufacture of aluminum freight cars that increase load capacity and consequently reduce carrier costs. In addition to manufacturing aluminum coal cars, the Company has introduced an aluminum covered hopper car designed for high volume grain transport. As part of its full-service business strategy, the Company through Freight Car Services, Inc. ("FCS") has established a presence in the growing market for freight car repair and rebuilding services and through JAIX Leasing Company ("JAIX") offers its customers freight car leasing alternatives.

     Truck Components and Assemblies. Gunite Corporation ("Gunite") is a leading North American supplier of wheel-end systems and components, such as brake drums, disc wheel hubs, spoke wheels and rotors to original equipment manufacturers ("OEMs") in the heavy-duty truck industry. Gunite is a market leader in the production of automatic slack adjusters (braking devices mandated for all new trucks produced with air brakes since October 1994) and wheel-end components for anti-lock braking systems ("ABS"), which have been mandated for all new trucks beginning in March 1997 and all new trailers beginning in March 1998. In addition to serving OEMs, Gunite has significant sales to the less cyclical aftermarket. Bostrom Seating, Inc. ("Bostrom") is a leading manufacturer of air suspension and static seating systems for the medium and heavy-duty truck industry. Fabco Automotive Corporation ("Fabco") is a leading supplier of steerable drive axles, gear boxes and related parts for heavy on/off highway trucks and utility vehicles.

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

Freight Car Operations

     The Company is a leading manufacturer of railroad freight cars used principally for hauling coal, agricultural and mining products, intermodal containers (which are used on trucks and ships as well as on freight cars) and highway trailers. As part of its full-service business strategy, the Company has expanded its presence in the growing market for freight car repair and rebuilding services and offers its customers freight car leasing alternatives.

     Products and Services

     The Company participates in the following freight car market segments: new car manufacturing; rebuilds, repairs and modifications; sales of freight car kits and parts; and freight car leasing.

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

     Intermodal Cars. Intermodal cars are primarily used for moving intermodal containers and trailers. As a result of a substantial build-up of intermodal cars in the early 1990s, the market for intermodal cars began declining in 1995 and continued to decline in 1996. As a result, there were no sales of intermodal cars in 1996 and none are expected in 1997. Moreover, the mix of intermodal freight cars expected to be delivered by the freight car industry in the foreseeable future has predominantly shifted towards deep well car designs that JAC does not manufacture. JAC has retained the capability, however, to manufacture articulated intermodal cars to meet any customer demand that may arise in the future.

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

     Leasing. To meet the needs of its customers, the Company entered the freight car leasing business in 1994. Through JAIX Leasing, the Company provides operating lease alternatives to customers on new and rebuilt cars. As of December 31, 1996, the Company owned or had under management 1,067 railcars in its operating lease fleet, representing a total investment of approximately $22.6 million, $13.6 million of which was provided through limited-recourse borrowings.

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

     Gunite seeks to increase sales to the OEM market through the "standardization" process. In this process, Gunite sales representatives call on OEM purchasers and Gunite's engineers work with OEM engineering departments to attempt to have Gunite products selected for the OEMs product lines as standard equipment. Once a product is chosen as standard on a line of trucks, any order of a truck in that line will come with the standard part unless the end-use customer specifies a different type of product. If a different product is specified by an end-user, the end-user is generally required to pay an additional fee to the OEM. Selection of a Gunite product as standard on a line of trucks will generally create a steady demand for that product. Because such demand is a derivative of the sales of the particular truck line, being standard on certain lines may be more advantageous than being standard on others. Gunite wheel-end components are currently standard on certain Navistar, Freightliner, PACCAR, Ford and Mack Truck lines.

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

     Products

     Gunite supplies the medium- and heavy-duty truck and trailer markets with a full line of wheel-end components. These products are made by Gunite and delivered to the customer either as component parts or in assemblies which have been pre-balanced by Gunite. Gunite products are utilized in four basic systems:
(i) Disc Wheel Hub-and-Brake Drum; (ii) Spoke Wheel-and-Brake Drum; (iii) Spoke Wheel-and-Brake Rotor; and (iv) Disc Wheel Hub-and-Brake Rotor. Generally, brake drums and rotors are the braking devices that work with the vehicle's braking system to stop the vehicle. Wheel hubs and spoke wheels are the connecting pieces between the brake system and the axle and upon which the rim and tire are mounted.

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

     Many truck manufacturers require quality certification of their supplies, and Gunite undergoes periodic quality surveys by all of its major customers. Gunite has received numerous quality awards from its customers, including Ford Motor Company's "Q1," Freightliner's "Master of Quality" and ISO 9000 equivalent, PACCAR's "Supplier Quality Certification" and Volvo GM's ISO 9000 equivalent. The primary criteria on which such quality certifications and awards are based include quality of product, delivery performance, inventory control, operator knowledge, condition of facility, receiving inspection of incoming materials, record maintenance and retention and equipment gauge controls. Quality certification requirements tend to limit the number of suppliers which can compete in the safety intensive product lines manufactured by Gunite and benefits high-quality suppliers such as Gunite.

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

     Customers

     Bostrom's customers include all of the major North American heavy-duty truck manufacturers. Bostrom's top five customers accounted for approximately 83% of Bostrom's 1996 net sales, with Navistar accounting for approximately 31% of such sales including both OEM and aftermarket sales.

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

     Products

     Fabco supplies a full line of steerable drive axles for the North American on/off-road medium- and heavy-duty truck and specialty vehicle markets. Fabco's drive axles are rated at capacities ranging from 12,000 to 23,000 pounds to serve Class 6, 7 and 8 trucks. End users of Fabco's axles require ease of steering and high speed driving for on- highway use while demanding maneuverability and functionality for off-highway use. Fabco's axles are designed to increase durability and maintenance accessibility. Fabco believes that the ease of operating and servicing Fabco's products are competitive advantages that lead to ongoing demand for steerable drive axles.

     Fabco also manufactures a wide range of medium- and heavy-duty gear boxes. Gear boxes are used by vehicles that operate auxiliary equipment in the construction, oil and gas field services and utility industries, among others.

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


                End Products in Which Brillion Castings Are Used

   *  Air-Cooled Engines              *  Industrial Lift Trucks
   *  Automobiles and Light Trucks    *  Lawn and Garden Equipment
   *  Construction Equipment          *  Locomotive Engines
   *  Diesel Engines                  *  Marine Engines
   *  Farm Equipment                  *  Medium- and Heavy-Duty Trucks
   *  Fluid Power Pumps and Motors    *  Oil and Gas Field Machinery and Equip.
   *  Hardware                        *  Pumps and Pumping Equipment
   *  High-speed Drives and Gears     *  Small Tools
   *  Home Shop Tools

     Customers

     Over 95% of Brillion's net foundry sales in 1996 were to existing customers, with the balance coming from new customers. Once production begins on a product, the same foundry will generally manufacture that product for the product's life cycle.

     Brillion has over 225 foundry customers, a majority of which are located in the Midwest, East and Southeast. Brillion's top five unaffiliated customers accounted for approximately 20% of Brillion's 1996 total net sales. Brillion also serves as an important source of castings for Gunite, with sales to Gunite representing approximately 12.6% of Brillion's total net sales in 1996. Brillion works closely with customers in order to insure that castings meet all required specifications, including machinability, dimensional accuracy and overall quality. Brillion's engineers work with customers from concept to market with respect to new products. Brillion's strategy is to focus on the market for higher margin castings, as well as for products requiring new, innovative castings designs. Unlike Gunite, Brillion's products are primarily designed by its customers, and thus the product designs are proprietary to the customers.

     Brillion has enjoyed long-term, stable relationships with the majority of its customers and is certified as a preferred supplier by most of its customers. Brillion's quality system is certified to ISO 9000 and QS 9000 quality standards and Brillion has received General Motors' "Targets for Excellence Award in Quality, Management and Technology Disciplines," Caterpillar's "Certified
Supplier Status" and was approved by Ford's "Technical Service Capability Survey." The primary criteria on which such quality certifications and awards are based include quality of product, delivery performance, inventory control, operator knowledge, condition of facility, receiving inspection of incoming materials, record maintenance and retention and equipment gauge controls. A quality certification is required by most sophisticated purchasers, thereby enhancing the competitive advantage of suppliers like Brillion that have achieved a quality certification.

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

     As a result of historical operations at the Gunite plant in Rockford, there are areas on-site that have been affected by the disposal or spillage or raw materials or wastes. Gunite does not know at this time whether any cleanup or remediation of such areas will be required by any state, local or federal agency, although it is possible that such areas may be included in the IPC remediation.

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

     Brillion was the Robins Group  (consisting of the Robins Family Trust, Karl
F. Gabler and First City Securities) entity that acquired a Beatrice subsidiary (also named Brillion) from Beatrice in 1984. That purchase and sale agreement obligates Beatrice to indemnify Brillion for any and all claims, liabilities, losses and expenses resulting from loss of life, bodily injury or property damage which arise out of accidents or injury causing incidents occurring prior to December 31, 1984, for which Brillion may be liable, regardless of when the claims alleging such liability may be filed, but excluding obligations arising from the design, formulation, manufacture or sale of a product prior to December 31, 1984. TCI believes that it has valid claims for indemnification against Beatrice with respect to most of its disposal sites to the extent that liabilities arise from incidents occurring prior to December 31, 1984. Beatrice has disputed this interpretation and notified Brillion that it will not honor any claims for indemnification (apart from one claim for breach of representation made within two years after the sale). Brillion has also been notified by the Robins Group (which sold Brillion to TCI) that it will not honor any claims for indemnification. On May 25, 1994, TCI and Brillion filed suit against Beatrice and the Robins Group for recovery of costs expended and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of action, including CERCLA (Truck Components, Inc., et al. v. Beatrice Company et al., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this lawsuit to add Hunt-Wesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. Brillion has appealed this adverse judgment; the appellate court is expected to rule on Brillion's appeal in late 1997. Given the adverse judgment and the pending appeal therefrom, there can be no assurance concerning the amounts, if any, that Brillion will be able to recover on its indemnity or other claims against Beatrice or the Robins Group, nor any assurances as to the timing of any such recoveries.

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

     Potential Costs. As of December 31, 1996, based on all the information currently available, the Company maintained its environmental reserve in the amount of $26.4 million for estimated future costs related to potential environmental investigation and remediation liabilities with respect to certain currently known matters. Management of the Company established the environmental reserve in connection with the August 1995 acquisition of TCI in consultation with the Company's outside environmental consultants and legal and accounting advisors. In assessing and ultimately approving the acquisition of TCI, the Company's Board of Directors paid particular attention to environmental matters, including the potential environmental reserve. The Audit Committee of the Company's Board regularly meets with the Company's principal accounting officers and its outside auditors to discuss significant accounting policies and issues, including the adequacy of the environmental reserve. The Audit Committee's findings are, in turn, reported to the entire Board.

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

     Any cash expenditures required by the Company to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Management believes, based on its evaluation of the various matters described above, including its experience with such matters to date, the time period over which it believes costs for such matters are likely to be incurred by the Company, and the existence of the various indemnifications described above, that any costs the Company ultimately will incur for such matters are not reasonably likely to have a material adverse effect on the Company's business or financial results. However, given the early stage of many of the matters, there can be no assurance that one or more of these matters (or matters which have not yet been identified) will not have such an effect. See Note 11 to the Consolidated Financial Statements of the Company. The Company currently anticipates spending approximately $500,000 per year for the next three years and $1 million per year in years 2000 and 2001 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its revolving credit facility. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. In addition, it is possible that the timing of any necessary expenditures could be accelerated.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:

        Name                 Age                 Position
   Thomas M. Begel           54    Chairman of the Board, President and
                                   Chief Executive Officer of  the Company

   Andrew M.  Weller         50    Executive Vice President and Chief
                                   Financial Officer and Director of the Company

   David W. Riesmeyer        39    Vice President and Treasurer of the Company

   Kenneth M. Tallering      35    Vice President, General Counsel and Secretary
                                   of  the Company

   Timothy A. Masek          31    Vice President - Corporate Development of the
                                   Company and President of Bostrom Seating,Inc.

   Edward J. Whalen          48    Vice President of the Company and President
                                   of Freight Car Services, Inc. and
                                   JAIX Leasing Company

   James D. Cirar            50    President and Chief Executive Officer of
                                   Johnstown America Corporation

   Thomas W. Cook            59    President and Chief Executive Officer of
                                   Truck Components, Inc. and President -
                                   Gunite Corporation

   John D. McClain           52    President - Brillion Iron Works, Inc.

   Mark A. Niemela           61    President - Fabco Automotive Corporation

     Thomas M. Begel, Chairman of the Board, President and Chief Executive Officer of the Company, has served as President since October 1991 and as Chairman of the Board and Chief Executive Officer since May 1993. He is also President of, and a partner in, TMB Industries ("TMB"), an investment firm which is a partnership between himself and Mr. Weller. Mr. Begel has served as a director of Silgan Holdings Inc., a packaging company, since March 1997 and was a director of Uniroyal Chemical Corporation from 1990 to 1996.

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

     David W. Riesmeyer, has served as Vice President and Treasurer since September 1995 and previously as Treasurer and Controller of the Company since March 1995. Mr. Riesmeyer served as Director of Financial Reporting and Planning from January 1994 through March 1995. From 1991 to 1993, Mr. Riesmeyer was Vice President of Corporate Development at the Park Corporation, a private label food manufacturer, and from 1988 to August 1992, he was Vice President of Finance of the Park Corporation.

     Kenneth M. Tallering, has served as Vice President, General Counsel and Secretary of the Company since November 1995. From September 1987 to October 1995, Mr. Tallering was an attorney with the law firm of Skadden, Arps, Slate, Meagher & Flom.

     Timothy A. Masek, has served as Vice President - Corporate Development of the Company since December 1995 and President of Bostrom Seating, Inc. since June 1996. From September 1992 to December 1995, Mr. Masek performed marketing and corporate development functions for the Company. Prior to September 1992, Mr. Masek was a Market Analyst for the Transportation Equipment Group of Bombardier Corporation, a railcar and aviation manufacturer.

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

     Thomas W. Cook, has been the President and Chief Executive Officer of TCI since May 1994 and President of Gunite Corporation since 1991. Mr. Cook has been Senior Vice President of the Company since July 1997. He was President and Chief Executive Officer of Redlaw Industries, Inc., a holding company with interests in foundries, stamping plants and textile industries, from 1986 to 1991. From 1967 to 1986, Mr. Cook was with ITT Grinnell Corporation, a manufacturer and distributor of values and related piping products, where he became President in 1983.

     John D. McClain, joined Brillion as Manager of Manufacturing in 1988 and was appointed Vice President of Manufacturing in 1989. Mr. McClain was promoted to his present position of President in 1994. Prior to joining Brillion, Mr. McClain held metallurgical and foundry manager positions at Owens-Illinois, a manufacturer of glass containers and television picture tubes, Emerson Electric, a diverse manufacturing company producing power transmission and electric motor components, pumps, valves and handtools, and Clow Valve Company, a manufacturer of waste and water system valves, fire hydrants and fire protection system valves.

     Mark A. Niemela, joined Fabco Automotive Corporation in 1966 as Production Control Manager. He held the positions of Material Manager and Plant Manager before his appointment to the position of General Manger in 1975 and was appointed President in 1986.

                            GLOSSARY OF CERTAIN TERMS

     The following industry terms have the meanings set forth below for purposes of the Form 10-K


ABS:                        Anti-lock brake system.

Auto-Flood(TM):             The  Company's  product name for an aluminum,  rapid
                            discharge open hopper car that offers more capacity than conventional steel automatic discharge cars.

Automatic Slack  Adjuster:  A  mechanism  that  reacts to, and adjusts for, variations in brake shoe-to-drum clearance, maintains the proper amount of space between the shoe and drum and thereby eliminates the need for manual adjustment.

Brake Drum:                 A metal  cylinder to which pressure is applied
                            by a braking mechanism in order to arrest rotation of the wheel to which the cylinder is attached.

Brake Rotor:                Device which works with a vehicle's  braking
                            system to stop the vehicle.

Covered Hopper Car:         A totally  contained freight car used to
                            haul agricultural, chemical and mineral products.

Gondola Car:                Open-top  freight car principally used
                            for hauling coal which discharges through a rotary dump mechanism. Gondolas are also used to haul products such as ore, scrap metal and other items.

Intermodal Car:             Freight   car  used   primarily   for  moving
                            containers and trailers that can be placed on trucks and ships as well as freight cars.

OEM:                        Original equipment manufacturer.

Open Hopper Car:            Freight car which  discharges  its load
                            from the bottom of the car.

Quad Hopper Car:            A  type  of  open  hopper  car  which
                            discharges through four doors on the bottom of the freight car.

Spoke Wheels:               Along  with  the  wheel  hub,  it  is  the
                            connecting piece between the brake system and the axle upon which the rim and tire are mounted.

Wheel Hubs:                 Along  with  the  spoke  wheel,  it  is  the
                            connecting piece between the brake system and the axle upon which the rim and tire are mounted.

Item 3. Legal Proceedings

     The Company is involved in certain threatened and pending legal proceedings including worker's compensation claims arising out of the conduct of its businesses. In the opinion of management, the ultimate outcome of such legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

     In December 1992, JAC commenced a patent infringement lawsuit against Trinity Industries, Inc. ("Trinity") in the United States District Court for the Western District of Pennsylvania, alleging infringements of JAC's patent for its BethGon Coalporter(R) freight car. The suit involved Trinity's manufacture, sale and offering for sale of its Aluminator II coal freight car in competition with JAC's BethGon Coalporter(R) freight car, the tubs of which are covered by JAC's patent. In such suit, JAC seeks monetary damages and an injunction against Trinity to prohibit Trinity from making, using, selling or offering for sale the Aluminator II. The lawsuit was tried in 1996 with the trial court entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgement in favor of JAC or, alternatively, to order a new trial, which motions were denied. JAC has appealed the case to the United States Court of Appeals for the Federal Circuit. JAC expects the appeal to be decided in mid to late 1997. Although neither the outcome of the action nor the effect of such outcome can be predicted with certainty, in the opinion of management of the Company, the outcome of the action will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Item 7.  Management's Discussion and Analysis of
         Financial condition and Results of Operations

GENERAL
The Company completed the acquisition of Truck Components Inc. ("TCI") on August 23, 1995 and Bostrom Seating, Inc. ("Bostrom") on January 13, 1995. Both acquisitions were accounted for under the purchase method of accounting and, accordingly, their operating results were included in the Company's reported results from their respective acquisition dates. Such results have a significant impact on the comparative discussions below. Additionally, the Company through it's wholly owned subsidiary Freight Car Services, Inc. ("FCS") completed the purchase of the Danville, Illinois facility and began operations in October 1995.

The Company's sales are affected to a significant degree by the freight car and Class 8 truck markets. Both the freight car and the Class 8 truck markets are subject to significant fluctuations due to economic conditions, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.

RESULTS OF OPERATIONS
Years Ended December 31, 1996 and 1995
Total Revenue Total revenue in 1996 decreased 16.2% to $560.0 million from $668.6 million in 1995. The total revenue decrease of $108.6 million was primarily due to the decrease in freight car sales of $294.7 million (3,470 new and rebuilt cars in 1996 vs 9,157 new and rebuilt cars in 1995) and a $9.6 million decrease in truck related sales volume at Bostrom. The decreases were offset in part by the inclusion of TCI for all of 1996 versus inclusion for the partial year of 1995, an increase of $195.7 million. As of December 31, 1996, the Company's backlog of new and rebuilt freight cars was 774 compared to 1,204 new and rebuilt freight cars at December 31, 1995.

COST OF SALES-MANUFACTURING AND GROSS PROFIT
Cost of sales-manufacturing for 1996 as a percent of manufacturing sales was 85.0%, compared to 91.3% in 1995. Related gross profits were 15.0% and 8.7%, respectively. The improvement in gross profit resulted primarily from the acquisition of TCI in August 1995. TCI has historically generated higher gross profits than the freight car business. Partially mitigating this increase was the decrease of gross profit at JAC. JAC's gross profit percentage for 1996 was down from the prior year approximately 1 percentage point, and the aggregate dollar gross profit was down due to the significant decrease in freight car revenues mentioned above.

SELLING, GENERAL,  ADMINISTRATIVE AND
AMORTIZATION EXPENSES
Selling, general and administrative expense as a percentage of total revenue was 8.3% and 4.2% in 1996 and 1995, respectively. The increase in selling, general and administrative expense as a percent of revenues is principally attributable to spreading such expenses over a significantly lower sales base at the Company's freight car business and is also related to the acquisition and the integration of TCI which, at 8% of its sales in 1996, has higher selling, general and administrative levels as a percent of revenue compared to the historical levels of the Company's freight car business, and to a $2.0 million increased MIS and product development cost at the freight car operations. Amortization expense as a percentage of total revenue was 1.8% and 1.0% for the years ended 1996 and 1995, respectively. The increase in amortization expense as a percentage of total revenue is related to certain intangible assets of TCI and the excess cost over net assets acquired in the acquisition.

OPERATING INCOME
Operating income was $30.4 million in 1996, compared to $25.0 million in 1995. The increase was primarily due to including the operating income of TCI for all of 1996 versus inclusion for the partial year of 1995 more than offsetting the drop in operating income at JAC.

At December 31, 1996 the Company had 1,067 freight cars on lease and leasing business generated $4.5 million in revenue and $2.4 million in operating income before a $1.4 million gain on the sale of leased freight cars for the year ended 1996 as compared to $2.6 million revenue and $1.9 million operating income in the prior year.

INTEREST EXPENSE
Interest expense, net was $35.8 million in 1996 compared to $14.7 million in 1995. Higher interest expense in 1996 resulted from borrowings under the Senior Bank Facilities and the issuance of Notes to finance the acquisition of TCI, 1995. In addition, JAIX Leasing had increased debt levels to finance the additional freight cars for the lease fleet.

Net loss and loss per share for 1996 were $5.4 million and $.55, respectively, compared to net income and earnings per share of $5.6 million and $.57, respectively, for 1995.


YEARS ENDED DECEMBER 31, 1995 AND 1994
TOTAL REVENUE
Total revenue in 1995 increased 42.7% to $668.6 million from $468.5 million in 1994. The total revenue increase of $200.1 million was primarily related to the acquisition of TCI in August 1995 (58% of the increase), and the acquisition of Bostrom in January 1995 (30% of the increase), while revenue from JAC and FCS account for 12% of the increase, collectively. This increase resulted from the start-up of operations of FCS and a change in product mix at JAC to cars with higher selling values, offsetting lower production (9,157 new and rebuilt freight cars in 1995 versus 10,707 new freight cars in 1994). As of December 31, 1995, the Company's backlog of new freight cars was 1,204 as compared with 7,180 on December 31, 1994.

At December 31, 1995 the Company had 600 freight cars on lease, and the leasing business generated $2.6 million in revenue and $1.9 million in operating income for the year ended 1995 compared with $.5 million revenue and $.3 million in operating income in the prior year.

COST OF SALES-MANUFACTURING AND GROSS PROFT
Cost of sales-manufacturing for 1995 as a percent of manufacturing sales was 91.3%, compared to 94.4% in 1994. Related gross profits were 8.7% and 5.6%, respectively. The improvement in gross profit resulted primarily from the acquisitions of Bostrom in January 1995 and TCI in August 1995, which historically have generated higher gross profits than the freight car business. Gross profits percentages were slightly lower at JAC in 1995 compared to 1994.

SELLING, GENERAL, ADMINISTRATIVE AND
AMORTIZATION EXPENSES
Selling, general and administrative expense as a percentage of total revenue were 4.2% and 2.8% in 1995 and 1994, respectively. The increase in selling, general and administrative expenses is related to the acquisition and the integration of Bostrom and TCI, which have higher selling, general and administrative levels as a percent of revenue compared to JAC. The increase in amortization expense as a percentage of total revenue is related to certain intangible assets of TCI and Bostrom and excess cost over net assets acquired in those acquisitions.

OPERATING INCOME
Operating income was $25.0 million in 1995, compared with $9.7 million in 1994. The increase was primarily due to the acquisition of TCI in August 1995, while operating income at JAC in 1995 remained approximately the same as in 1994.

INTEREST EXPENSE
Interest expense, net was $14.7 million in 1995 compared with $.3 million in 1994. Interest expense in 1995 resulted from increased borrowings to finance the acquisition of Bostrom in January 1995, from increased borrowings under the Senior Bank Facilities and the issuance of Notes to finance the acquisition of TCI and the refinancing of its debt in August 1995, as well as from JAIX Leasing debt which was used to finance the addition of freight cars for the lease fleet.

Net income and earnings per share for 1995 were $5.6 million and $.57, respectively, compared with net income and earnings per share of $5.7 million and $.58, respectively for 1994.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 1996, the Company provided cash from operations of $36.4 million compared with $52.1 million for 1995. The Company generated $3.5 million of net cash from investing activities during 1996; $18.1 million from the sale of leased freight cars offset by $9.9 million used for capital expenditures and other, $5.4 million used for leased asset additions. Cash used for financing activities was $27.0 million for 1996 primarily related to payments on term debt of $16.8 million and net decreases on in the JAIX Leasing debt of $8.8 million.

The Company's freight car sales are characterized by large order sizes, specific customer delivery schedules, and related vendor receipts and payment schedules, all of which can combine to create significant fluctuations in working capital accounts when comparing end of period balances. Such fluctuations tend to be of short duration, and the Company considers this to be a normal part of its operating cycle which does not significantly impact its financial flexibility and liquidity.

On August 23, 1995, in conjunction with the acquisition of TCI and the refinancing of the existing debt of the Company, the Company and the Guarantor Subsidiaries entered into the $300 million Senior Bank Facilities and issued $100 million of Notes. See Notes 6 and 7 of the Consolidated Financial Statements for a description of the Senior Bank Facilities and the Notes.

As of December 31, 1996, there was $183.3 million of term loans outstanding under the Senior Bank Facilities, $100 million of Notes outstanding and no borrowings under the $100 million revolving credit line under the Senior Bank Facilities. Availability under the Revolving Loan after consideration of outstanding letters of credit of $17.6 million was $44.9 million after giving effect to the applicable borrowing base.

Interest payments on the Notes and interest and principal payments under the Senior Bank Facilities represent significant cash requirements for the Company. The Notes will require semiannual interest payments of approximately $6 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The $183.3 million of outstanding term loans will require periodic principal payments through their maturities. See Note 6 of the Consolidated Financial Statements.

On December 31, 1995 and December 31, 1996, the Company amended the total debt ratio, interest coverage ratio and net worth financial covenants under the Senior Bank Facilities to avoid anticipated future defaults and to address changes in the Company's business, particularly the effect on the Company's financial position and results of operation of losses at its freight car subsidiary, JAC. The Company is currently in compliance with all covenants under the Senior Bank Facilities.

The Company formed a leasing business in 1994 to lease freight cars. This leasing division was formed into a wholly owned subsidiary JAIX Leasing in January 1995 and currently owns and has under management 1,067 freight cars. In May 1995, JAIX Leasing entered into a loan facility to finance its freight car leasing activities. In June 1996, this debt was refinanced with a $27.7 million ten-year term loan. See Note 6 of the Consolidated Financial Statements for a description of this facility. As of December 31, 1996, there was $13.6 million outstanding under this facility. In January 1997, JAIX Leasing sold 85 freight cars generating $4.5 million in cash and further reducing JAIX Leasing debt by $3.6 million.

The Company believes that the cash flow generated from its operations, together with amounts available under the Revolving Loans, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations over the next 18 months). The Company's future operating performance and, therefore, its long-term ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of December 31, 1996, the Company's balance sheet included cash of $24.5 million.

ENVIRONMENTAL AND LEGAL MATTERS
The Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, and will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes and possible new statutory enactments. In addition to environmental laws that regulate the Company's subsidiaries' ongoing operations, the subsidiaries also are subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, the Company's subsidiaries may be liable as a result of the release or threatened release of hazardous substances into the environment. The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes.

Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties (PRPs) in the contamination of the sites.
Additionally, environmental remediation may be required at two of the TCI facilities at which soil and ground water contamination has been identified. The Company believes that it has valid claims for contractual indemnification against prior owners for certain of the investigatory and remedial costs at each of the above mentioned sites.

The Company has been notified, however, by all contractual indemnitors that they will not honor future claims for indemnification. Accordingly, the Company is litigating indemnification claims and there is no assurance that even if successful in any such claims, any judgments against the indemnitors will ultimately be recoverable. In addition, the Company believes it is likely that it has incurred some liability at various sites for activities and disposal following acquisition which would not in any event be covered by indemnification by prior owners.

As of December 31, 1996, the Company has a $26.4 million environmental reserve. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. The Company currently anticipates spending approximately $500,000 per year for the next three years and approximately $1 million per year in years 2000 and 2001 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its Revolving Loans. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of PRPs contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability under CERCLA or the uncertainties referred to above could result in such a material adverse effect.

FORWARD-LOOKING STATEMENTS
The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand, the performance and needs of industries served by the Company's businesses; and the risks described from time to time in the Company's Securities & Exchange Commission reports.

EFFECTS OF INFLATION
General price inflation has not had a material impact on the Company's results of operations.

Item 13.  Certain Transactions and Related Transactions

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


JOHNSTOWN AMERICA INDUSTRIES, INC.


/s/ Andrew M. Weller
----------------------------------------------
ANDREW M. WELLER
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 4, 1997
                                       27