Form 10-Q
period 1997-09-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1997-11-14
CIK 906114

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

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-21830

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

          Yes [X]                                             No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 4, 1997 was 9,762,262.

--------------------------------------------------------------------------------

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----


PART I   FINANCIAL INFORMATION.........................................    2

Item 1   Condensed Consolidated Balance Sheets as
         of September 30, 1997, and December 31, 1996..................   3-4

         Condensed Consolidated Statements of Income for
         the Three and Nine Months Ended September 30, 1997 and 1996...    5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1997 and 1996.........   6-7

         Notes to Condensed Consolidated Financial Statements..........  8-20


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................  21-28


PART II  OTHER INFORMATION   ..........................................  29-32

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

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (Unaudited)

                                             September 30,        December 31,
(In thousands)                                   1997                1996
                                             ------------         ------------
      ASSETS

Current Assets:
 Cash and cash equivalents.............   $       15,701       $       24,535
 Accounts receivable, net..............           69,598               49,346
 Inventories...........................           54,528               49,589
 Prepaid expenses and other............           20,205               19,360
                                           -------------        -------------
   Total current assets................          160,032              142,830

 Property, plant and equipment, net....          117,244              123,859
 Leasing business assets, net..........           37,018               23,255
 Restricted cash.......................               --                  578
 Deferred financing costs, net.........           12,067               13,450
 Intangible assets, net................          245,272              251,311
                                           -------------        -------------
   Total assets........................   $      571,633       $      555,283
                                           -------------        -------------


     See accompanying notes to condensed consolidated financial statements.



               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (Unaudited)

                                                                           September 30,           December 31,
(In thousands)                                                                  1997                   1996
                                                                            -----------            ------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable........................................................ $       53,695        $       43,325
 Accrued expenses and other payables.....................................         55,716                55,050
 Current maturities of long-term debt, capital lease and
  JAIX Leasing debt......................................................          3,921                17,236
                                                                           -------------         -------------
   Total current liabilities.............................................        113,332               115,611

Long-term debt and capital lease, less current maturities................         97,783               173,763
JAIX Leasing debt, less current maturities...............................         29,051                13,176
Senior subordinated notes................................................        182,823               100,000
Deferred income taxes....................................................         33,855                29,214
Other long-term liabilities..............................................         45,561                59,982

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding...........................................             --                    --
  Common stock, par $.01, 201,000 shares
  authorized, 9,762 and 9,754 issued and outstanding
  as of September 30, 1997 and December 31, 1996,
  respectively...........................................................             98                    98
 Paid-in capital.........................................................         55,054                55,049
 Retained earnings.......................................................         14,106                 8,420
 Employee receivables for stock purchases................................            (30)                  (30)
                                                                           -------------         -------------
   Total shareholders' equity    ........................................         69,228                63,537
                                                                               ---------             ---------
   Total liabilities and shareholders' equity............................ $      571,633        $      555,283
                                                                           -------------         -------------




     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

(In thousands, except per share data)
                                                    Three Months Ended                   Nine Months Ended
                                                        September 30,                      September 30,
                                              -------------------------------      -----------------------------
                                                     1997             1996               1997             1996
                                                   --------         --------           -------           ------

Net manufacturing sales.....................  $     184,674    $     139,794      $     455,534     $    423,420
Leasing revenue.............................          2,122            1,051              5,224            3,054
                                               ------------     ------------       ------------      -----------
 Total revenue..............................        186,796          140,845            460,758          426,474

Cost of sales - manufacturing...............        160,922          119,977            391,954          360,157
Cost of leasing.............................          1,157              335              2,646            1,014
                                               ------------     ------------       ------------      -----------
 Gross profit...............................         24,717           20,533             66,158           65,303

Selling, general and administrative
 expenses...................................         11,140           10,774             33,203           34,583
Amortization expense........................          2,169            2,635              6,416            7,768
Reduction of environmental reserves                 (14,300)              --            (14,300)              --
Gain on sale of leased freight cars.........           (239)              --               (826)              --
                                               -------------    ------------       -------------     -----------
 Operating income...........................         25,947            7,124             41,665           22,952

Interest expense, net.......................          8,043            8,381             24,371           24,703
Interest expense - leasing  ................            664              632              1,716            1,895
                                               ------------     ------------       ------------      -----------

 Income (loss) before income
   taxes....................................         17,240           (1,889)            15,578           (3,646)

Provision (benefit)for income taxes.........          7,142             (326)             7,885             (131)
                                               ------------     -------------      ------------      ------------

Net income (loss) before
  extraordinary item........................         10,098           (1,563)             7,693           (3,515)
Extraordinary item, net of tax..............          2,009               --              2,009               --
                                               ------------     ------------       ------------      -----------

 Net income (loss)..........................  $       8,089    $      (1,563)     $       5,684     $     (3,515)
                                               ------------     ------------       ------------      -----------

Earnings (loss) per common and common
equivalent shares outstanding:
 Income (loss) before extraordinary item      $        1.03    $       (0.16)     $        0.79     $      (0.36)

Extraordinary item, net of tax..............           0.20               --               0.21               --
                                               ------------     ------------       ------------       ----------

 Net income.................................  $        0.83    $       (0.16)     $        0.58     $      (0.36)
                                               ------------     ------------       ------------       ----------

Weighted average common and
 common equivalent shares ..................          9,800            9,741              9,795            9,757
                                               ------------     ------------       ------------      -----------


     See accompanying notes to condensed consolidated financial statements.


               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

(In thousands)                                                                  Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                            1997                 1996
                                                                          --------             -------

OPERATING ACTIVITIES:
 Net income (loss)................................................    $      5,684       $     (3,515)

 Adjustments for items not affecting cash from operating activities:
  Depreciation....................................................          11,590             11,240
  Amortization - other............................................           7,317              8,502
  Amortization - deferred financing costs.........................           1,631              2,243
  Gain on sale of leased freight cars.............................            (826)                --
  Deferred tax expense ...........................................           4,641              1,166
  Reduction in environmental reserves.............................         (14,300)                --
  Postretirement benefits.........................................           1,379              1,420


 Changes in operating assets and liabilities:
 Accounts receivable, net.........................................         (20,252)             6,526
 Inventories......................................................          (4,939)              (791)
 Accounts payable.................................................          10,370             (2,368)
 Other assets and liabilities.....................................           2,286             (8,172)
                                                                       -----------        -----------

 Net cash provided by operating activities........................           4,581             16,251
                                                                       -----------        -----------

INVESTING ACTIVITIES:
  Capital expenditures............................................          (4,230)            (6,554)
  Leasing business asset additions................................         (25,622)            (5,077)
  Proceeds from sales of leased freight cars .....................           9,932                 --
  Other...........................................................             578                703
                                                                       -----------        -----------


 Net cash used for investing activities...........................         (19,342)           (10,928)
                                                                       -----------        -----------



     See accompanying notes to condensed consolidated financial statements.


               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)



(In thousands)                                                                  Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                             1997                   1996
                                                                             ----                   ----
FINANCING ACTIVITIES:
 Issuance of senior subordinated notes ..............................         82,823                    --
 Payments of term loans and capital lease............................        (89,296)              (12,609)
 Net borrowings under JAIX Leasing loans.............................         15,876                 5,083
 Payment of deferred financing costs.................................         (3,476)                 (857)
                                                                       -------------           -----------

 Net cash provided by (used for) financing activities................          5,927                (8,383)
                                                                       -------------           -----------

 Net decrease in cash and cash equivalents...........................         (8,834)               (3,060)

CASH AND CASH EQUIVALENTS,
  beginning of period................................................         24,535                11,639
                                                                       -------------           -----------

CASH AND CASH EQUIVALENTS,
  end of period...................................................... $       15,701        $        8,579
                                                                       -------------         -------------


                       SUPPLEMENTAL CASH FLOWS DISCLOSURE

(In thousands)

Cash paid for interest - other....................................... $       25,229        $       24,878
Cash paid for interest - JAIX Leasing................................          1,688                 1,895
Cash paid for income taxes...........................................            718                   889



     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


1. BASIS OF PRESENTATION

The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the registrant's Form 10-K for the year ended December 31, 1996 as amended.

The consolidated financial statements include the accounts of Johnstown America Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                           September 30,          December 31,
                                               1997                   1996
                                               ----                   ----
Raw materials and purchased
  components                             $         7,452       $       10,289
Work-in-progress and finished goods               47,076               39,300
                                          --------------        -------------
                                         $        54,528       $       49,589
                                          --------------        -------------

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


3.  DEBT

Long-term debt of the Company (excluding JAIX Leasing Company ("JAIX Leasing")) consisted of the following:



                                             September 30,         December 31,
                                                 1997                  1996
                                                 ----                  ----
                                                       (in thousands)

  Revolving loans                         $            --        $          --
  Tranche A term loans                                 --               86,670
  Tranche B term loans                             94,173               96,670
                                           --------------         ------------
    Total senior bank facilities                   94,173              183,340

  Industrial revenue bonds                          5,300                5,300
  Capital lease                                     1,825                1,953
                                           --------------         ------------
    Total debt                                    101,298              190,593
    Less: current maturities                       (3,515)             (16,830)
                                           --------------         ------------
    Long-term debt                        $        97,783        $     173,763
                                           --------------         ------------


Long term debt of JAIX Leasing consisted of the following:

  Term loan                               $        29,457        $      13,582
    Less: current maturities                         (406)                (406)
                                           --------------         ------------
    Long-term debt                        $        29,051        $      13,176
                                           --------------         ------------

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


Senior Bank Facilities

The Company entered into a credit facility ("Senior Bank Facilities") on August 23, 1995, in conjunction with the acquisition of Truck Components Inc. ("TCI") and related transactions. The Revolving Loans portion of the Senior Bank Facilities currently provides for up to $75 million of outstanding borrowings and letters of credit (limited to $35 million), limited by the level of eligible accounts receivable and inventories. As of September 30, 1997, availability under the Revolving Loans, after consideration of outstanding letters of credit of $17 million, was $48 million.

At the Company's election, the interest rates per annum applicable to the loans under the Senior Bank Facilities are a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offered rate ("LIBOR) plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. The borrowing margins applicable to Revolving Loans range between 0.50% and 1.50% for ABR loans and between 1.50% and 2.50% for LIBOR loans, fluctuating within each range in 0.25% increments if the Company achieves or fails to achieve certain financial results. The interest rate borrowing margins applicable to the Tranche B Term Loans are 3.00% for LIBOR loans and 2.00% for ABR loans and are not subject to increase or decrease based on the financial performance of the Company. Amounts under the Senior Bank Facilities not paid when due bear interest at a default rate equal to 2.0% above the otherwise applicable rate.

Quarterly principal payments on the term loans under the Senior Credit Facilities began in March 1996. The Tranche A Term Loans were repaid in full in connection with the August 1997 issuance of Senior Subordinated Notes discussed in Note 4. This early debt extinguishment resulted in a $3.4 million ($2.0 million after tax) non-cash extraordinary charge related primarily to the write off of related unamortized deferred financing costs. The Revolving Loans mature on March 31, 2002 and the Tranche B Term Loans mature on March 31, 2003 and are subject to certain mandatory prepayments. Subsequent to the prepayment of the Tranche A Term Loans the future term loan payments are as follows: 1997 $0.8 million, 1998 $3.3 million, 1999 $3.3 million, 2000 $20.0 million, 2001 $23.3 million, 2002 $26.7 million, 2003 $16.7 million.

The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, leverage and interest coverage ratios and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances. On December 31, 1995, December 31, 1996 and August 4, 1997,

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

the Company amended the total debt ratio, interest coverage ratio and net worth financial covenants under the Credit Agreement to avoid anticipated future noncompliance and to address changes in the Company's business, particularly the effect on the Company's financial position and results of operation of losses at one of its freight car subsidiaries, Johnstown America Corpration ("JAC"). The Company is currently in compliance with all covenants under the Credit Agreement.

JAIX Leasing Debt

On June 14, 1996, JAIX Leasing entered into a ten-year term loan facility which bears interest at an average interest rate of 8.78%. At September 30, 1997 the facility had debt outstanding of $29.5 million. The facility, which is non-recourse to Johnstown America Industries, Inc., is secured by the underlying leases and assets and contains various covenants.


Industrial Revenue Bonds

The Company, through its wholly owned subsidiary, Freight Car Services, Inc. ("FCS"), issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (3.65% as of September 30, 1997) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.


Interest Rate Contracts

The Company has entered into various interest rate contracts to fix the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $100 million and the fixed rates of interest on these contracts range from 5.98% to 6.29% plus the applicable borrowing margin. The contracts have various maturities through August 2000.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


4.  SENIOR SUBORDINATED DEBT

In conjunction with the acquisition of TCI, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due August 15, 2005 and have an interest rate of 11.75% per annum and are guaranteed on a unsecured, senior subordinated joint and several basis by the Guarantor Subsidiaries. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, and payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.

In August 1997, the Company issued $80 million additional 11.75% Notes due August 15, 2005 at a premium in a private placement. These Notes have substantially the same terms and conditions as the original Notes. A $0.8 million loss from the settlement of an interest rate contract in effect when these Notes were issued has been deferred against the outstanding debt balance and is being amortized as additional interest expense over the term of these notes. The net proceeds from the issuance were used to fully repay the Tranche A Term Loans under the Senior Bank Facilities. The Company commenced an exchange offer on November 6, 1997 and expects to exchange these $80 million of notes for publicly-registered notes with similar terms and conditions by December 6, 1997.

5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRPs") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of June 30, 1997, based on all of the information currently available, the Company maintained an

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

environmental reserve in the amount of $26.1 million. As a result of the Settlement, the Company's environmental reserve was decreased in September 1997 by $14.3 million. As of September 30, 1997, based on all of the information currently available to the Company, the Company has an environmental reserve of $11.6 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


6.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" was issued in February, 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncement establishes revised methods for computing and reporting earnings per share. Adoption of this standard will not materially impact previously reported earnings per share, including the per share amount reported for the three and nine months ended September 30, 1997.

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

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" introduces a new model for segment reporting, called the
"management approach." The management approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting. Adoption of this new standard is scheduled for early 1998.

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


               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Consolidating Balance Sheet
                            as of September 30, 1997
                                 (In thousands)
                                   (Unaudited)

                                              Parent        Guarantor
                                              Company      Subsidiaries    JAIX Leasing   Eliminations    Consolidated

Cash and cash equivalents................. $    14,711    $    (1,139)   $      2,129    $        --     $    15,701
Accounts receivable, net..................          --         68,908             690             --          69,598
Inventories...............................          --         54,528              --             --          54,528
Prepaid expenses and other................       2,568         16,437           1,200             --          20,205
                                            ----------     ----------     -----------     ----------      ----------

     Total current assets.................      17,279        138,734           4,019             --         160,032
Property, plant and equipment, net........       2,598        116,476          35,528           (340)        154,262
Other assets..............................     120,726        245,228             711       (109,326)        257,339
                                            ----------     ----------     -----------     ----------      ----------

     Total assets......................... $   140,603    $   500,438    $     40,258    $   109,666     $   571,633
                                            ----------     ----------     -----------     ----------      ----------


Accounts payable.......................... $       600    $    53,095    $         --    $        --     $    53,695
Other current liabilities.................      (1,628)        62,066            (801)            --          59,637
                                            ----------     ----------     -----------     ----------      ----------
     Total current liabilities............      (1,028)       115,161            (801)            --         113,332

Noncurrent liabilities....................          --         75,936           3,480             --          79,416
Long-term debt and intercompany
  advances, less current maturities ......      72,403        208,203          29,051             --         309,657

Total shareholders' equity................      69,228        101,138           8,528       (109,666)         69,228
                                            ----------     ----------     -----------     ----------      ----------

     Total liabilities and shareholders'
         equity........................... $   140,603    $   500,438    $     40,258    $  (109,666)    $   571,633
                                            ----------     ----------     -----------     ----------      ----------





               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 1997
                                 (In thousands)
                                   (Unaudited)

                                               Parent       Guarantor
                                               Company      Subsidiaries    JAIX Leasing   Eliminations    Consolidated

Total revenue............................. $       220    $   455,534     $     5,004    $        --     $   460,758
Cost of sales.............................          38        391,954           2,608             --         394,600
                                            ----------     ----------      ----------     ----------      ----------
 Gross profit.............................         182         63,580           2,396             --          66,158
Selling, general, administrative
 and amortization expenses................        (130)        39,292            (369)            --          38,793
                                            ----------     ----------      ----------     ----------      ----------
Reduction of environmental
  reserves................................          --        (14,300)             --             --         (14,300)
  Operating income........................         312         38,588           2,765             --          41,665
Interest expense, net.....................       8,995         15,500           1,592             --          26,087
Equity (earnings) of subsidiaries.........     (12,829)            --              --         12,829              --
Provision (benefit) for income taxes            (3,547)        10,963             469             --           7,885
                                            ----------     ----------      ----------     ----------      ----------
  Net income (loss) before
  extraordinary item......................       7,693         12,125             704        (12,829)          7,693
Extraordinary item, net of tax............       2,009             --              --             --           2,009
                                            ----------     ----------      ----------     ----------      ----------
  Net income (loss)....................... $     5,684    $    12,125     $       704    $   (12,829)    $     5,684
                                            ----------     ----------      ----------     ----------      ----------













               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 1997
                                 (In thousands)
                                   (Unaudited)


                                              Parent        Guarantor
                                              Company      Subsidiaries    JAIX Leasing    Eliminations    Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES..................... $    (6,927)   $    11,129     $       379      $      --     $      4,581

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures...................         (107)        (4,123)             --             --           (4,230)
  Leasing business assets additions
  and investments.........................          41             --         (25,663)            --          (25,622)
  Proceeds from sale of leased
  freight cars............................       3,024             --           6,908             --            9,932
  Other...................................          --            578              --             --              578
                                            ----------     ----------      ----------       --------      -----------
Cash provided by (used for)
   investing activities...................       2,958         (3,545)        (18,755)            --          (19,342)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Senior Subordinated Note
   Issuance...............................      82,823             --              --             --           82,823
   Payments of term loans and
   capital lease..........................     (89,168)          (128)             --             --          (89,296)
   Net borrowings under JAIX
   Leasing loans..........................          --             --          15,876             --           15,876
   Intercompany advances..................      10,078        (10,078)             --             --               --
   Deferred financing costs ..............      (3,113)            --            (363)            --           (3,476)
                                            -----------    ----------      ----------       --------      -----------
Cash provided by (used for)
   financing  activities..................         620        (10,206)         15,513             --            5,927

Net decrease in cash
  and cash equivalents....................      (3,349)        (2,622)         (2,863)            --           (8,834)
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................      18,060          1,483           4,992             --           24,535
                                            ----------     ----------      ----------       --------      -----------

CASH AND CASH EQUIVALENTS,
  end of period........................... $    14,711    $    (1,139)    $     2,129      $      --     $     15,701
                                            ----------     ----------      ----------       --------      -----------




               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Consolidating Balance Sheet
                             as of December 31, 1996
                                 (In thousands)
                                   (Unaudited)

                                               Parent      Guarantor
                                              Company      Subsidiaries    JAIX Leasing    Eliminations    Consolidated

Cash and cash equivalents.................$    18,060    $       1,483    $      4,992    $        --     $    24,535
Accounts receivable, net..................         28           49,162             156             --          49,346
Inventories...............................         --           49,589              --             --          49,589
Prepaid expenses and other................      2,979           16,008             373             --          19,360
                                          -----------     ------------     -----------    -----------     -----------

     Total current assets.................     21,067          116,242           5,521             --         142,830

Property, plant and equipment, net              7,577          123,128          16,960           (551)        147,114
Other assets..............................    108,822          255,913             401        (99,797)        265,339
                                          -----------     ------------     -----------    -----------     -----------

     Total assets........................$    137,466    $     495,283    $     22,882   $   (100,348)   $    555,283
                                          -----------     ------------     -----------    -----------     -----------

Accounts payable.........................$        201    $      42,993    $        131   $         --    $     43,325
Other current liabilities.................     18,390           55,835          (1,728)          (211)         72,286
                                          -----------     ------------     -----------    -----------     -----------
     Total current liabilities............     18,591           98,828          (1,597)          (211)        115,611

Noncurrent liabilities....................         --           85,716           3,480             --          89,196
Long-term debt, less current
  maturities and intercompany
  advances (receivables)..................     55,338          218,425          13,176             --         286,939

Total shareholders' equity................     63,537           92,314           7,823       (100,137)         63,537
                                          -----------     ------------     -----------    -----------     -----------

     Total liabilities and
        shareholders' equity             $    137,466    $     495,283    $     22,882   $   (100,348)   $    555,283
                                          -----------     ------------     -----------    -----------     -----------





               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                             Parent       Guarantor
                                             Company      Subsidiaries    JAIX Leasing    Eliminations    Consolidated

Total revenue............................$         71    $     423,421  $        2,982   $         --    $    426,474
Cost of sales.............................        (11)         360,157           1,025             --         361,171
                                          -----------     ------------   -------------    -----------     -----------
  Gross profit............................         82           63,264           1,957             --          65,303
Selling, general, administrative
 and amortization expenses................        550           41,801              --             --          42,351
                                          -----------     ------------   -------------    -----------     -----------
   Operating income (loss)................       (468)          21,463           1,957             --          22,952
Interest expense, net.....................      8,980           15,806           1,812             --          26,598
Equity (earnings) of subsidiaries.........     (2,448)              --              --          2,448              --
Provision (benefit) for income taxes......     (3,485)           3,298              56             --            (131)
                                          -----------     ------------   -------------    -----------     -----------
   Net income (loss).....................$     (3,515)   $       2,359  $           89   $     (2,448)   $     (3,515)
                                          -----------     ------------   -------------    -----------     -----------







               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 1996
                                 (In thousands)
                                   (Unaudited)


                                             Parent        Guarantor
                                             Company      Subsidiaries    JAIX Leasing    Eliminations    Consolidated

CASH FLOWS FROM
 OPERATING ACTIVITIES....................$    (11,506)   $      26,452  $        1,306   $         --    $     16,252


CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures....................       (278)          (6,277)             --             --          (6,555)
  Leased assets and investments...........     (5,034)              --             (43)            --          (5,077)
  Changes in restricted cash..............         --              703              --             --             703
                                          -----------     ------------   -------------    -----------     -----------
Cash provided by (used for)
   investing activities...................     (5,312)          (5,574)            (43)            --         (10,929)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net payments under term loans...........    (12,495)            (114)             --             --         (12,609)
  Loan facility of leasing business.......         --               --           5,083             --           5,083
  Change in intercompany advances.........     19,025          (15,588)         (3,437)            --              --
  Dividends received/ (paid)..............      1,600               --          (1,600)            --              --
  Deferred financing costs paid...........       (421)             (14)           (437)            --            (872)
   Other..................................         15               --              --             --              15
                                          -----------     ------------   -------------    -----------     -----------
Cash provided by (used for)
   financing activities...................      7,724          (15,716)           (391)            --          (8,383)

Net increase (decrease) in cash
 and cash equivalents.....................     (9,094)           5,162             872             --          (3,060)
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................     16,896           (6,156)            899             --          11,639
                                          -----------     ------------   -------------    -----------     -----------

CASH AND CASH
 EQUIVALENTS,
  end of period..........................$      7,802    $        (994) $        1,771   $         --    $      8,579
                                          -----------     ------------   -------------    -----------     -----------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

             For the Three and Nine Months Ended September 30, 1997


Item 2.


General

The Company conducts its business through three operating groups within the transportation industry: truck components and assemblies operations, a leading manufacturer of wheel end components, seating, steerable drive axles and gear boxes for the heavy duty truck industry, iron castings operations, a major producer of complex iron castings for a wide range of industries, and freight car operations, a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, agricultural and mining products. During 1996, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $237.0 million, $125.1 million and $197.8 million, respectively. During the nine months ended September 30, 1997, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $214.4 million, $98.8 million and $147.6 million, respectively. The significant decline in demand experienced in 1996 and early 1997 by JAC produced significant operating losses that, coupled with the Company's significant debt service requirements, offset strong operating income for its truck components and assemblies and iron castings operations. Although demand for freight cars has improved, the market remains subject to pricing competitiveness in a freight car market characterized by depressed demand and production overcapacity. Given the cyclicality of the freight car and heavy-duty truck industries and other market factors, there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company's sales are affected to a significant degree by the North American Class 8 truck and freight car markets. Both the North American Class 8 truck and the freight car markets are subject to significant fluctuations due to economic conditions, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.

JAC and FCS, the Company's freight car manufacturing subsidiaries, sales are driven principally by the number and type of new and rebuilt freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.

During the nine months of 1997 net income included two non-recurring items: an extraordinary charge (net of tax) of $2.0 million and a reduction in environmental liabilities resulting in non-cash pretax income of $14.3 million and after tax income of $8.4 million resulting in net income for the period of $5.7 million. The net loss for the first nine months of 1997 excluding the two non-recurring items was $0.7 million.

The Company formed its leasing subsidiary, JAIX Leasing, in January 1995 and currently leases 1,691 freight cars to various lessees under operating leases. Of these freight cars, 560 are owned by JAIX Leasing, representing an investment of $35.2 million, and the remainder are leased.

The following table sets forth for the periods indicated certain historical financial data of the Company expressed as a percentage of total revenue:

                                                        Nine Months Ended
                                                           September 30,

                                                      1997            1996
                                                      ----            ----

Total revenue....................................    100.0%          100.0%
Gross margins....................................     14.4            15.3
Selling, general and administrative..............      7.2             8.1
Amortization.....................................      1.5             1.8
Gain on sale of lease freight cars...............       .2              --
Reduction of environmental reserves..............     (3.1)             --
                                                    ------         -------
Operating income.................................      9.0%            5.4%


Results of Operations

Three Months Ended September 30, 1997 and 1996
Total Revenue

Total revenue for the three months ended September 30, 1997 increased 32.7% to $186.8 million from $140.8 million in 1996. Revenue from the truck component operations increased 29.9% ($16.8 million) while iron casting operations maintained stable revenues. Revenues in the freight car operations increased 54.8% ($29.5 million). Third quarter 1997 shipments increased to 1,504 new and rebuilt cars from 1,084 new and rebuilt cars in the same period of 1996.

Cost of Sales - Manufacturing and Gross Profits

Cost of Sales - Manufacturing for the three months ended September 30, 1997 as a percent of manufacturing sales was 87.1%, compared to 85.8% in 1996. Related gross profit margins were 12.9% and 14.2%, respectively. Manufacturing gross profits increased by $3.9 million while the gross margin percent declined, reflecting lower gross margins in the freight car business. The increase in gross profits of $3.9 million resulted from increased revenues and profits in the truck components operations and improved gross profit margins in the iron casting operation. Gross profit from leasing increased by $.3 million during the three month period ending September 30, 1997 compared to the same period in 1996. Overall company gross profits increased $4.2 million in the three month period ending September 30, 1997 compared to the same period in 1996.


Selling, General, Administrative and Amortization

Selling, general, and administrative expenses as a percentage of total revenue were 6.0% and 7.6% for the three months ended September 30, 1997 and 1996, respectively. The decrease in selling, general, and administrative expense as a percent of total revenue is due primarily to increased revenue. Amortization expense as a percentage of total revenue was 1.2% and 1.9% for the three months ended September 30, 1997 and 1996, respectively.


Operating Income

Operating income was $25.9 million in the third quarter of 1997, compared to $7.1 million in the third quarter of 1996. The increase in operating income was due to increased revenues of $46.0 million for the quarter resulting in a $4.2 increase in gross profits, a reduction in environmental reserves of $14.3 million, a $0.4 million decline in amortization expense, a $0.2 million gain on the sale of leased freight cars, offset by an increase in selling, general and administrative expenses of $0.3 million.


Other

Interest expense, net, was $8.7 million in the third quarter of 1997 compared to $9.0 in the third quarter of 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and Senior Subordinated Notes. Net income before extraordinary item and income before extraordinary item per share for the third quarter of 1997 were $10.1 million and $1.03 respectively. During the quarter the Company recorded an extraordinary charge of $2.0 million after tax related to the write-off of $3.4 million of deferred financing costs (pretax) upon the prepayment of the Company's Tranche A Term Loans. Net income and income per share for the third quarter of 1997 were $8.1 million and $0.83 respectively, compared to a net loss and loss per share of $1.6 million and $0.16, respectively, for the third quarter of 1996.

Results of Operations

Nine Months Ended September 30, 1997 and 1996
Total Revenue

Total revenue for the nine months ended September 30, 1997 increased 8.0% to $460.8 million from $426.5 million in the first nine months of 1996. The revenue increase of $34.3 million was due to the increase in truck component operations and iron castings offset partially by a decrease in freight car revenues.
Revenues  for the nine  months  ended  September  30,  1997 at  truck  component operations increased $34.2 million (19.0%), while iron casting revenues increased $4.2 million (4.4%) over the same period in 1996. Although, the Company shipped 3,079 new and rebuilt freight cars in the first nine months of 1997 versus 2,716 new and rebuilt cars shipped in the same period in 1996, 1997 included 415 cars which were sold to JAIX Leasing (eliminated from consolidated sales) resulting in a reduction of net revenues of $4.1 million from freight car operations. As of September 30, 1997, the Company's backlog of new and rebuilt freight cars was 2,297 as compared to 1,374 new and rebuilt freight cars on September 30, 1996.

Cost of Sales - Manufacturing and Gross Profits

Cost of Sales - Manufacturing for the nine months ended September 30, 1997 as a percentage of manufacturing sales was 86.0%, compared to 85.1% for the same period in 1996. Related gross margins were 14.0% and 14.9%, respectively. The decrease in gross profits resulted primarily from lower gross profit margins in the freight car business offset partially by increased profit margins in the truck components and iron castings operation.


Selling, General, Administrative and Amortization

Selling, general, and administrative expenses as a percentage of total revenue was 7.2% and 8.1% for the nine months ended 1997 and 1996, respectively. Actual selling, general and administrative expenses declined $1.4 million from 1996 levels as a result of cost reduction measures undertaken at the Company's freight car operations. Amortization expense as a percentage of total revenue was 1.4% and 1.8% for the nine months ended September 30, 1997 and 1996, respectively.

Operating Income

Operating income was $41.7 million for the first nine months of 1997, compared to $23.0 million in the same period of 1996 an increase of $18.7 million. The Company increased its operating income by increasing gross profits by $0.9 million, a reduction in selling, general and administrative expenses of $1.4 million, a reduction in amortization expense of $1.4 million, reduction of environmental reserves of $14.3 and the gain on sale of leased freight cars of $0.8 million.

At September 30, 1997, the Company had 1,691 freight cars on lease and the leasing business generated $5.2 million in revenue and $2.6 million in operating income before a $0.8 million gain on the sale of leased freight cars for the first nine months of 1997 compared with $3.1 million revenue and $2.1 million operating income in the prior period.


Other

Interest expense, net, was $26.1 million for the first nine months of 1997 compared to $26.6 million in the same period of 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and the Senior Subordinated Notes, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

Net income before extraordinary item and income before extraordinary item per share for the first nine months of 1997 were $7.7 million and $0.79 respectively, and net income and income per share for the first nine months of 1997 were $5.7 million and $0.58 respectively, compared to a net loss and loss per share of $3.5 million and $0.36, respectively, for the first nine months of 1996.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, the Company provided net cash from operations of $4.6 million compared with providing net cash of $16.3 million for the first nine months of 1996. Due to increased business activities, accounts receivable and inventories increased by $20.3 million and $4.9 million, respectively, partially offset by increases in accounts payable of $10.4 million. The Company used $19.3 million of cash in investing activities, which included net investments in the leasing fleet of $15.7 million and capital expenditures of $4.2 million. Cash provided by financing activities was $5.9 million for the first nine months of 1997, which included an increase in the JAIX Leasing debt of $15.9 million to fund the leasing fleet additions offset in part by a use of cash of $9.9 million relating to long term debt. The $9.9 million is comprised of $89.3 million for payment of capital lease and term loans, $3.5 million for deferred financing costs and $82.8 million in proceeds from the issuance of additional Notes on August 12, 1997. The Company anticipates that capital expenditures for the balance of 1997 will be approximately $2.0 million.

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

As of September 30, 1997, there was $94.2 million of term loans outstanding under the Senior Bank Facilities, $182.8 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the Revolving Loans, after consideration of outstanding letters of credit of $17 million, was $48 million after giving effect to the applicable borrowing base.

Interest payments on the Notes and interest and principal payments under the Senior Bank Facilities represent significant cash requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Bank Facilities require periodic principal payments through their maturities.

The Company issued an additional $80 million of 11.75% Notes at a premium in August 1997. This debt has substantially the same terms and conditions as the original Notes. The proceeds were used to pay down debt outstanding under the Senior Bank Facilities. At the time of the issuance the Company wrote off $3.3 million (pretax) or $2.0 million (after tax) of deferred financing costs. Based on current interest rates the Company expects that it will incur additional interest expense of approximately $1.5 million, annually.

On December 31, 1995, December 31, 1996 and August 4, 1997, the Company amended the total debt ratio, interest coverage ratio and net worth financial covenants under the Credit Agreement to avoid anticipated future noncompliance and to address changes in the Company's business, particularly the effect on the Company's financial position and results of operation of losses at one of its freight car subsidiaries, JAC. The Company is currently in compliance with all covenants under the Credit Agreement. In addition, in connection with the issuance of the $80 million of additional Notes, the Credit Agreement was amended to reduce the Revolving Facility from $100 million to $75 million.

The Company formed a leasing business in 1994 to provide operating lease financing for freight cars. This leasing division was formed into a wholly owned subsidiary, JAIX Leasing, in January 1995 and currently leases 1,691 freight cars to various lessees under operating leases. Of these freight cars, 560 are owned by JAIX Leasing representing an investment of $35.2 million, and the remainder are leased. JAIX Leasing, which is not a Guarantor Subsidiary, finances its freight car leasing activities through its own term loan and leasing facilities. This term loan facility was entered into in June 1996 by JAIX Leasing to finance its freight car leasing activities and repay its existing credit facility. The term loan facility is secured by underlying leases and assets of JAIX Leasing and the borrowings thereunder are non-recourse against the Company. See footnote 3 of the Condensed Consolidated Financial Statements for the nine months ended September 30, 1997, for a description of this loan. As of September 30, 1997, there was $29.5 million outstanding under this facility. In June 1997, JAIX Leasing entered into an operating lease facility whereby JAIX Leasing will sell freight cars to a lessor and then lease back the cars (on a non-recourse basis to the company) for periods of up to two years. JAIX Leasing will then lease the freight cars to various sub-lessees.

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

As of September 30, 1997, the Company's balance sheet included cash of $15.7 million.


Environmental Matters

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRPs") in the contamination of the sites. With respect to claims involving Gunite, TCI and Gunite in September 1997 entered into the private-party Settlement of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of June 30, 1997, based on all of the information currently available, the Company maintained an environmental reserve in the amount of $26.1 million. As a result of the Settlement, the Company's environmental reserve was decreased in September 1997 by $14.3 million. As of September 30, 1997, based on all of the information currently available to the Company, the Company has an environmental reserve of $11.6 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

New Accounting Pronouncements

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" was issued in February, 1997 and will be adopted by the Company effective January 1, 1998. This new pronouncement establishes revised methods for computing and reporting earnings per share. Adoption of this standard will not materially impact previously reported earnings per share, including the per share amount reported for the nine months ended September 30, 1997.

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

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" introduces a new model for segment reporting, called the
"management approach." The management approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting. Adoption of this new standard is scheduled for early 1998.


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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

In December 1992, Johnstown America Corporation ("JAC") commenced a patent infringement lawsuit against Trinity Industries, Inc. ("Trinity") in the United States District Court for the Western District of Pennsylvania alleging infringement of JAC's patent for its BethGon Coalporter(R) freight car. The suit involved Trinity's manufacture, sale and offering for sale of its Aluminator II coal freight car in competition with JAC's BethGon Coalporter(R) freight car, the tubs of which are covered by JAC's patent. In such suit, JAC seeks monetary damages and an injunction against Trinity to prohibit Trinity from making, using, selling or offering for sale the Aluminator II. The lawsuit was tried in 1996 with the United States District Court for the Western District of Pennsylvania entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC thereafter made motions to the trial court to set aside the verdict as not being consistent with the facts or the law and enter judgment in favor of JAC or, alternatively, to order a new trial, which motions were denied. JAC appealed the case to the United States Court of Appeals for the Federal Circuit. Following oral argument, the Court of Appeals for the Federal Circuit issued its opinion dated May 28, 1997 in which the Court held that Trinity's Aluminator II literally infringed JAC's patent, reversed the 1996 trial court judgment of non-infringement and remanded the case back to the trial court for a determination as to damages and for consideration of JAC's contention that Trinity's infringement was willful. Following receipt of such opinion, JAC made a motion to the trial court for a permanent injunction to prohibit Trinity from making, selling or offering to sell its infringing Aluminator II until JAC's patent expires in November 1999. Trinity thereafter petitioned the Court of Appeals for a rehearing. The trial court temporarily denied JAC's motion for a permanent injunction until the Court of Appeals decided Trinity's petition for rehearing. The Court of Appeals issued its opinion dated July 30, 1997 and Order dated August 11, 1997 denying Trinity's petition for rehearing and Trinity's suggestion for a rehearing in banc. Trinity thereafter made a motion to the Court of Appeals to stay the issuance of its mandate pending Trinity filing a petition for certiorari to the United States Supreme Court, which was denied by the Court of Appeals on September 2, 1997, at which time the Court of Appeals issued its mandate. In October 1997, Trinity made a motion for partial summary judgement on damages to the District Court and filed its petition for certiorari to the United States Supreme Court. JAC either has or will file its responses shortly. JAC expects the damage trial to occur in late 1997 or early 1998 and at this time cannot predict the amount of damages that may be awarded.

The Company may be subject to liability as a result of the disposal of hazardous substances on and off properties owned or operated by its subsidiaries, including Brillion Iron Works, Inc. ("Brillion"), Gunite and Fabco Automotive Corporation ("Fabco"). On May 25, 1994, TCI and Brillion filed suit against Beatrice Company and the Robins Group for recovery of costs expended and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of action, including CERCLA (Truck Components Inc., et al. v. Beatrice Company, et al., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this suit to add Hunt-Wesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgement against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. Brillion has appealed this adverse judgment; the appellate court is expected to rule on Brillion's appeal in late 1997. Given the adverse judgment and the pending appeal therefrom, there can be no assurance concerning the amounts, if any, that Brillion will be able to recover on its indemnity or other claims against Beatrice or the Robins Group, nor any assurances as to the timing of any such recoveries. With respect to claims involving Gunite, TCI and Gunite in September 1997 entered into the private-party Settlement of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination at Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987.

The Company is involved in various lawsuits, including worker's compensation claims, and warranty claims in the normal course of business.

In the opinion of management of the Company, the outcome of these lawsuits and claims will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 Form of the Company's Series B 11-3/4% Senior Subordinated Note due 2005 issued on August 11, 1997 in the aggregate principal amount of $80,000,000 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-35277)
4.2 Indenture dated as of August 11, 1997 among the Company, the Guarantor Subsidiaries and the Bank of New York, as Trustee governing $80,000,000 aggregate principal amount of the Company's 11-3/4% Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, File No. 333-352777)
4.3 Exchange and Registration Rights Agreement dated August 11, 1997 among the Company, the Guarantor Subsidiaries and Chase Securities Inc., as Initial Purchaser (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, File No. 333- 35277)
10.1 Amendment No. 3, Consent and Waiver dated as of August 4, 1997 to Credit Agreement, among the Company, the Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Swingline Lender, The First National Bank of Boston and The First National Bank of Chicago, as co-agents, and The Chase Manhattan Bank Delaware, as Issuing Bank (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, File No. 333-35277)


(b) Reports


The Company filed the following reports on Form 8-K during the three months ended September 30, 1997:


None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.



By    /s/ Andrew M. Weller
---------------------------------
               Andrew M. Weller
               Executive Vice President and
               Chief Financial Officer
               (Principal Financial and Accounting Officer)

Dated: November 13, 1997