Form 10-K
period 1997-12-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1998-03-26
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                      COMMISSION FILE NO. 0-21830


                   JOHNSTOWN AMERICA INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

            Delaware                               25-1672791
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation of organization)
                       980 North Michigan Avenue
                               Suite 1000
                        Chicago, Illinois 60611
                (Address of principal executive offices)

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

         Yes   [ X ]                          No.   [    ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

            -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

            $102,669,822                    as of March 18, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT MARCH 18, 1998

      Common Stock, $01 par value                 9,774,094

Portions of the following documents are incorporated by reference in Parts II and III of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Part II); and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998 (Part
III).

                                 PART I

ITEM 1.  BUSINESS

                              THE COMPANY

      Johnstown America Industries, Inc. (the "Company"), through its subsidiaries, designs and manufactures: components and assemblies primarily for medium and heavy-duty trucks; high quality, complex iron castings for transportation-related and a variety of other markets; and railroad freight cars. For a definition of certain terms used in this Form 10-K, see "Glossary of Certain Terms" at the end of this Item. The Company's principal business operations are:

      TRUCK COMPONENTS AND ASSEMBLIES. Gunite Corporation ("Gunite") is a leading North American supplier of wheel-end systems and components, such as brake drums, disc wheel hubs, spoke wheels and rotors to original equipment manufacturers ("OEMs") in the heavy-duty truck industry. Gunite is a market leader in the production of automatic slack adjusters (braking devices mandated for all new trucks produced with air brakes since October 1994) and wheel-end components for anti-lock braking systems ("ABS"), which have been mandated for all new trucks beginning in March 1997 and all new trailers beginning in March 1998. In addition to serving OEMs, Gunite has significant sales to the less cyclical aftermarket. Bostrom Seating, Inc. ("Bostrom") is a leading manufacturer of air suspension and static seating systems for the medium and heavy-duty truck and bus industries. Fabco Automotive Corporation ("Fabco") is a leading supplier of steerable drive axles, gear boxes and related parts for heavy on/off highway trucks and utility vehicles.

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

      RAILROAD FREIGHT CARS. Johnstown America Corporation ("JAC") is a leading manufacturer of railroad freight cars used principally for hauling coal, agricultural and mining products, intermodal containers (which are used on trucks and ships as well as on freight cars) and highway trailers. JAC is recognized for its expertise in the development and manufacture of aluminum freight cars that increase load capacity and consequently reduce carrier costs. In addition to manufacturing aluminum coal cars, the Company has introduced an aluminum covered hopper car designed for high volume grain transport. As part of its full-service business strategy, the Company through Freight Car Services, Inc. ("FCS") has established a presence in the growing market for freight car repair and rebuilding services and through JAIX Leasing Company ("JAIX Leasing") offers its customers freight car leasing alternatives.

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

In January 1995, the Company through FCS acquired a freight car rebuilding and repair facility in Danville, Illinois for $2.5 million and spent $2.6 million for refurbishment. FCS started operations in October 1995.

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

TRUCK COMPONENTS AND ASSEMBLIES OPERATIONS

GUNITE

      Gunite is a leading North American supplier of wheel-end components, such as brake drums, disc wheel hubs, spoke wheels and rotors to OEMs in the heavy-duty truck industry with QS9000 certification. Gunite also supplies such products to the aftermarket as well as the medium-duty truck and trailer markets.

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

      MARKETS

      The truck components industry in which Gunite competes is composed of two primary markets: (i) the OEM market; and (ii) the vehicle maintenance and repair sector, also called the replacement market or aftermarket. The OEM market served by Gunite includes truck manufacturers such as Navistar, Freightliner, PACCAR, Volvo and Mack Trucks. For the twelve months ended December 31, 1997, approximately 68% of Gunite's total net sales were to OEMs and the remainder was to the aftermarket.

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

      Gunite seeks to increase sales to the OEM market through the "standardization" process. In this process, Gunite sales representatives call on OEM purchasers and Gunite's engineers work with OEM engineering departments to attempt to have Gunite products selected for the OEMs product lines as standard equipment. Once a product is chosen as standard on a line of trucks, any order of a truck in that line will come with the standard part unless the end-use customer specifies a different type of product. If a different product is specified by an end-user, the end-user is generally required to pay an additional fee to the OEM. Selection of a Gunite product as standard on a line of trucks will generally create a steady demand for that product. Because such demand is a derivative of the sales of the particular truck line, being standard on certain lines may be more advantageous than being standard on others. Gunite wheel-end components are currently standard on certain Navistar, Freightliner, PACCAR, and Mack Truck lines.

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

      PRODUCTS

      Gunite supplies the medium- and heavy-duty truck and trailer markets with a full line of wheel-end components. These products are made by Gunite and delivered to the customer either as component parts or in assemblies. Gunite products are utilized in four basic systems: (i) Disc Wheel Hub-and-Brake Drum;
(ii) Spoke Wheel- and-Brake Drum; (iii) Spoke Wheel-and-Brake Rotor; and (iv) Disc Wheel Hub-and-Brake Rotor. Generally, brake drums and rotors are the braking devices that work with the vehicle's braking system to stop the vehicle. Wheel hubs and spoke wheels are the connecting pieces between the brake system and the axle and upon which the rim and tire are mounted.

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

      In response to growing concerns by truck fleet operators over brake adjustment, Gunite introduced its initial automatic slack adjuster product in 1984. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-to-pull and stopping distance. Slack adjusters were mandated for all new trucks in October 1994. Gunite believes it is presently the second largest supplier of automatic slack adjusters to the heavy-duty trucking industry.

      CUSTOMERS

      Gunite markets its wheel-end component and assembly products to more than 400 customers, including most of the major North American medium- and heavy-duty truck and trailer manufacturers, relying on account managers to service OEMs and regional sales managers and a nationwide network of approximately 300 independent distributors to sell to the aftermarket.

      Gunite has established close relationships with many of its larger customers, many of whom have purchased wheel-end systems and components from Gunite for more than 25 years. Gunite's top five OEM customers in 1997 represented approximately 66% of Gunite's total net sales in 1997, with sales to Navistar accounting for approximately 29% of Gunite's total net sales in 1997.

      Many truck manufacturers require quality certification of their suppliers, and Gunite undergoes periodic quality surveys by all of its major customers. Gunite is QS9000 certified and has received numerous quality awards from its customers, including Ford Motor Company's "Q1," Freightliner's "Master of Quality" and ISO 9000 equivalent, PACCAR's "Supplier Quality Certification" and Volvo's ISO 9000 equivalent. The primary criteria on which such quality certifications and awards are based include quality of product, delivery performance, inventory control, operator knowledge, condition of facility, receiving inspection of incoming materials, record maintenance and retention and equipment gauge controls. Quality certification requirements tend to limit the number of suppliers which can compete in the safety intensive product lines manufactured by Gunite and benefits high-quality suppliers such as Gunite.

      MANUFACTURING

      Gunite has a fully integrated manufacturing operation that combines high-quality castings from its Rockford, Illinois foundry and from Brillion and machining capabilities at its Elkhart, Indiana facilities. Most of the components produced by Gunite are high-volume products that are critical to the safe operation of the vehicle. As a result, Gunite must combine efficient production with comprehensive product testing. Implementation of statistical process controls ("SPC") insures strict control of the manufacturing process and consistent quality.

      The manufacturing process involves melting purchased scrap iron and steel, adding various alloys and pouring the molten metal into molds made of sand. After the molten metal is poured into the molds, the castings cool, solidify and are removed. Once the rough castings have been cleaned, they are transferred to the Elkhart, Indiana plant for machining through a variety of automated plant techniques. Both the casting and machining operations are subject to statistical sampling and charting techniques. Other manufacturing processes include painting, welding and assembly.

BOSTROM

      Bostrom designs, manufactures and markets a full line of air suspension and static seating systems primarily for the heavy-duty truck market. Bostrom is ISO 9001 certified.

      MARKETS

      Bostrom is a leading manufacturer of seating systems for the heavy-duty truck industry. Bostrom's products are sold primarily to the OEM heavy-duty truck market as well as to the aftermarket. Bostrom also supplies its line of seating systems to the medium-duty truck and bus markets. Bostrom's seats are offered as standard or as an option by all major North American heavy-duty truck manufacturers.

      CUSTOMERS

      Bostrom's customers include all of the major North American heavy-duty truck manufacturers. Bostrom's top five customers accounted for approximately 83% of Bostrom's 1997 net sales. Navistar accounted for approximately 30% of such sales (including both OEM and aftermarket sales).

      MANUFACTURING

      Bostrom's manufacturing facility is located in Piedmont, Alabama. For a number of its OEM customers, Bostrom ships its seats to line-setting facilities which it has established near certain OEM plants to provide just-in-time inventory of seats to the assembly line in the order that the seats will be used.

FABCO

      Fabco designs, manufactures and markets steerable drive axles, gear boxes and related parts for the North American on/off-road medium- and heavy-duty truck markets. Fabco is QS9000 certified.

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

      CUSTOMERS

      Fabco's customers include most of the major North American on/off road medium- and heavy-duty truck and specialty vehicle manufacturers. The majority of Fabco's sales are made to OEM customers with which it enjoys relationships of over 25 years. Sales during 1997 to Fabco's five largest customers accounted for approximately 77% of Fabco's total net sales, with Navistar accounting for approximately 46% of such sales.

      MANUFACTURING

      Fabco has gained a strong reputation for its engineering capabilities in designing and manufacturing its products for the on/off road medium- and heavy-duty truck and specialty vehicle markets. The Company believes that Fabco is the only manufacturer which has products that are standard or available as an option on all major OEMs Class 6, 7 and 8 all-wheel drive truck models produced for the commercial truck market, and that, as a result, Fabco's broad range of adaptable products are considered the industry standard due to the variety of their configurations and tolerances. Fabco believes that the technical backgrounds of its sales and marketing employees contribute to the successful marketing of Fabco's products to the heavy-duty vehicle manufacturers.

IRON CASTINGS OPERATIONS

BRILLION

      Brillion operates one of the nation's largest job casting iron foundries, producing a wide variety of high-quality, complex iron castings for transportation-related and a wide variety of other markets. Sales to the medium- and heavy-duty truck and trailer industries accounted for approximately 32% of Brillion's sales (including sales to Gunite) in 1997.

      Brillion also designs, manufactures and markets a range of farm equipment products for the "behind-the- tractor" market. These pulverizers, seeders, mulchers, deep tillers and cultivators are marketed nationally under the Brillion trade name through a nationwide network of 1,050 farm implement dealers and distributors.

      MARKETS

      Brillion markets its products on a job-by-job basis to the truck, automotive and equipment industries. Brillion is one of the leaders in ductile iron technology, such as complex, thin wall and near net shape castings, in the markets it serves. In addition to being easily machinable and wear-resistant, ductile iron has greater strength (an important factor for customers who desire a lighter finished product) and elasticity than gray iron. As a result of these superior properties, management expects the demand for ductile iron castings to increase. This shift towards ductile iron products may replace other products (such as lighter-weight aluminum products) that gray iron products could not replace, and is not expected to adversely impact Brillion's business. Gray iron, the oldest and most widely used cast iron, is readily formed into intricate shapes which are easily machinable and wear-resistant. For the year 1997, ductile iron castings represented approximately 58% of Brillion's foundry's total tons sold, while gray iron represented the balance.

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

      CUSTOMERS

      Over 95% of Brillion's net foundry sales in 1997 were to existing customers, with the balance coming from new customers. Once production begins on a product, the same foundry will generally manufacture that product for the product's life cycle.

      Brillion has over 225 foundry customers, a majority of which are located in the Midwest, East and Southeast. Brillion's top five unaffiliated customers accounted for approximately 17% of Brillion's 1997 total net sales. Brillion also serves as an important source of castings for Gunite, with sales to Gunite representing approximately 15% of Brillion's total net sales in 1997. Brillion works closely with customers in order to insure that castings meet all required specifications, including machinability, dimensional accuracy and overall quality. Brillion's engineers work with customers from concept to market with respect to new products. Brillion's strategy is to focus on the market for higher margin castings, as well as for products requiring new, innovative castings designs. Unlike Gunite, Brillion's products are primarily designed by its customers, and thus the product designs are proprietary to the customers.

      Brillion has enjoyed long-term, stable relationships with the majority of its customers and is certified as a preferred supplier by most of its customers. Brillion's quality system is certified to ISO 9002 and QS 9000 quality standards and Brillion has received Caterpillar's "Certified Supplier Status" and was approved by Ford's "Technical Service Capability Survey." The primary criteria on which such quality certifications and awards are based include quality of product, delivery performance, inventory control, operator knowledge, condition of facility, receiving inspection of incoming materials, record maintenance and retention and equipment gauge controls. A quality certification is required by most sophisticated purchasers, thereby enhancing the competitive advantage of suppliers like Brillion that have achieved a quality certification.

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

      GONDOLAS. The BethGon Coalporter(R) is a patented twin tub car designed for the coal and utility industries. The BethGon was designed to carry more coal with greater stability and remains the dominant type of car for hauling coal, particularly for hauling low-sulfur coal from the western United States. Although the BethGon can be made in either steel or aluminum, most of the BethGons delivered in the last few years have been made of aluminum. In 1994, a new smooth-sided Aeroflo Aluminum BethGon was introduced which offers carriers both fuel savings and added cubic carrying capacity. In 1996, a new lighter weight BethGon was introduced which weighs approximately 3,500 pounds less than a standard BethGon, thereby enabling the car to carry significantly more coal per trip. In 1997, 61% of the new cars manufactured were BethGons vs. 57% in 1996.

      OPEN HOPPERS. To expand its product line to service the entire coal market, the Company's freight car operations began manufacturing aluminum open hoppers in 1994. The Company's freight car operations have the capability to produce both aluminum and steel open hoppers and in 1996 developed and introduced an aluminum rapid discharge coal car (the AutoFlood II(TM)) that provides 18 tons more capacity per load than conventional steel automatiC discharge freight cars. The aluminum AutoFlood II(TM) coal car, with its patented automatic discharge system providing a more efficient method for the rapid discharge of coal, has been well received in the marketplace. The Company's freight car operations have been manufacturing an increasing quantity of open hopper cars and believes that demand for such cars will result in open hopper cars representing a larger share of its product mix in the future. In 1997, 35% of the new cars manufactured were open hopper cars vs. 3% in 1996.

      COVERED HOPPERS. Covered hopper cars are used to haul agricultural, chemical and mineral products. In 1994, the Company's freight car operations introduced the Grainporter 2000(TM), the first aluminum covered hopper car in its size range available in high volume production, that is designed primarily for high volume transportation of grain. The Company's freight car operations' first commercial production of the Grainporter 2000(TM) began in 1995. There were no Grainporters built in 1997.

      INTERMODAL CARS. Intermodal cars are primarily used for moving intermodal containers and trailers. As a result of a substantial build-up of intermodal cars in the early 1990s, the market for intermodal cars began declining in 1995 and continued to decline through mid-1997. As a result, there were a very limited number of intermodal cars delivered in 1996 and 1997. Orders for intermodal cars began to increase in late 1997 and a significant number of intermodal cars are expected to be delivered industry wide in 1998. JAC did not build any intermodal cars in 1997; however, JAC has received orders for 1,500 89-foot flat intermodal cars for delivery in 1998.

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

      REBUILDS, MODIFICATIONS AND REPAIRS. Freight cars are typically rebuilt once after 15 to 20 years in use in order to extend their life. To pursue what the Company believes to be growing opportunities to service the aging North American freight car fleet, and further expand its presence in the generally fragmented market for freight car rebuilding, maintenance and repair, FCS purchased a facility in Danville, Illinois in January 1995. Operations at this new facility, which is advantageously located in the Midwest, commenced in October of 1995. FCS manufacturers new cars and performs total rebuilds, modifications and repairs of used freight cars.

      CAR KITS AND PARTS. JAC sells kits containing the parts necessary to build (or rebuild) a particular car to rebuilders and others including FCS, such as railroads with car building but not design, engineering and fabrication capability. JAC also markets a variety of fabricated parts to freight car rebuilders who do not have fabrication capabilities.

      LEASING. To meet the needs of its customers, the Company entered the freight car leasing business in 1994. Through JAIX Leasing, the Company provides operating lease alternatives to customers on new and rebuilt cars. As of December 31, 1997, the Company owned 643 railcars in its operating lease fleet, representing a total investment of approximately $38.4 million, $29.2 million of which was provided through limited-recourse borrowings.

      MANUFACTURING

      JAC's manufacturing operations are conducted primarily through two facilities located in Johnstown, Pennsylvania and FCS' manufacturing operations are conducted at its Danville, Illinois facility. JAC reduced the number of freight car erection lines at its facilities during 1996 as demand for freight cars declined. This has resulted in significant cost reductions. In addition, the Company's freight car operations has focused on making its manufacturing facilities and processes more flexible while at the same time reducing change-over times and inventories and improving product quality. Many of these improvements were developed by involving the participation of manufacturing employees, management and suppliers. Cellular manufacturing concepts have been implemented, whereby various manufacturing steps are accomplished in one location within the facility, to eliminate unnecessary movement of parts within the facility, improve production rates and reduce inventories. These improvements are intended to provide the Company's freight car operations with increased flexibility in scheduling the production of orders and to minimize down-time resulting from car type change-overs, thereby increasing the efficiency of its manufacturing operations.

      CUSTOMERS

      The Company has maintained long-term relationships with major purchasers of freight cars. Long-term customers are particularly important in the freight car industry given the limited number of buyers and sellers of freight cars. Such customers include railroads, utilities, grain shippers, leasing companies and major construction and industrial companies.

      The large average size of orders often results in a small number of customers representing a significant portion of the Company's freight car operation's revenues in a given year. In 1997, the top five customers accounted for approximately 47% of the Company's revenues from its freight car operations.

GENERAL

      COMPETITION

      The Company operates in highly competitive markets. No single manufacturer competes with respect to all products manufactured and sold by the Company in the heavy-duty truck market, and the degree of competition varies with different products. In this market the Company competes on the basis of price, its manufacturing and distribution capabilities and product quality. Gunite's primary competitors in the wheel end component market for Class 6, 7 and 8 trucks and trailers are Dayton Walther Corporation and Webb Wheel Products. Bostrom's principal competitors include National Seating as well as a number of smaller seating manufacturers. Fabco's primary competitor in the steerable drive axle market for the on/off-road medium- and heavy-duty truck and specialty vehicles is Meritor Corporation (formerly Rockwell Corporation.)

      Brillion's major competitors include 10 to 12 foundries operating in the Midwest and Southern regions, including Waupaca Foundry, Inc., Grede Foundries, Inc., Western Foundry, Neenah Foundry Company, Intermet Corporation and Citation Corporation.

      Competition in the freight car manufacturing business is based on type of product, reputation for quality, price, reliability of delivery and customer service and support. The Company's freight car operation's principal competitors in this segment are Trinity Industries, Inc. ("Trinity"), Thrall Car Manufacturing Co. and Gunderson Inc. Although there are presently seven freight car manufacturers in North America, two of the seven manufacture only tank cars and plastic pellet cars, market segments in which the Company does not currently participate. Only Trinity competes in all of the Company's freight car market segments. Although JAC has been granted a preliminary injunction prohibiting Trinity from marketing, manufacturing, using, selling or leasing its infringing Aluminator II coal gondola freight car, Trinity has competed, and JAC expects that it will continue to compete, with JAC in the sale of coal gondolas.

      BACKLOG

      As of December 31, 1997, freight car operations had a backlog of firm orders for 4,201 new and rebuilt freight cars with an aggregate sales price of approximately $220 million, as compared to a backlog of firm orders for 774 new and rebuilt freight cars with an aggregate sales price of approximately $35 million as of December 31, 1996. Due to the large size of freight car orders and variations in the mix of freight cars, the size of the Company's freight car operation's backlog at the end of any given period may fluctuate significantly. The significant increase in backlog from December 31, 1996 to December 31, 1997 reflects an increase in industry orders for car types produced by the Company's freight car operations, such as coal cars and intermodal cars. Due to short production turnaround times from order to delivery resulting from the just-in-time inventory systems utilized by many of its customers, the Company's truck components and castings operations do not normally carry a material amount of backlog orders. A number of the Company's sales contracts in this segment are made pursuant to purchase orders and releases which are subject to change or cancellation by the customer.

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

      LABOR RELATIONS AND EMPLOYEES

      At December 31, 1997, the Company had approximately 3,700 employees. Of these, approximately 650 are salaried employees and the balance are paid on an hourly basis. Approximately 2,600 or about 70% of all employees are members of unions. The Company has collective bargaining agreements with several unions including the United Steelworkers of America, the United Autoworkers, the Brotherhood of Teamsters, the United Paperworkers International Union, the Patternmakers League of North America and the International Association of Machinists. Each of the Company's unionized facilities has a separate contract with the union which represents the workers employed at such facility. Such contracts expire at various times over the next few years, with Gunite's current three-year union contract scheduled to expire April 22, 1998. A new four year union contract at JAC was entered into in January 1998 replacing JAC's prior union contract which expired in October 1997. While the Company considers its relations with its employees to be good at each of the Company's subsidiaries, there can be no assurance that the Company will reach new agreements upon expiration of such union contracts (including the Gunite union contract scheduled to expire in April 1998) or that the failure to reach new agreements will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ENVIRONMENTAL MATTERS

      COMPLIANCE MATTERS

      The Company's subsidiaries are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon corporations that fail to comply with the statutory or regulatory requirements. In 1997, 1996 and 1995, TCI's capital expenditures for compliance with environmental requirements were approximately $748,000, $371,000 and $1,037,000 respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $5.3 million, $4.1 million and $4.9 million in 1997, 1996 and 1995, respectively. TCI's subsidiaries have budgeted $2.1 million for environmentally related capital expenditures in 1998. The Company's capital expenditures for compliance with environmental requirements and for routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, for the facilities located in Johnstown, Pennsylvania, Piedmont, Alabama and Danville, Illinois are not material. Other than for certain immaterial expenditures, the Company's subsidiaries (other than TCI) have not budgeted funds for capital expenditures in 1998 to comply with environmental laws.

      Pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit, Gunite previously discharged noncontact cooling water from its Rockford facility to a pond (the "Rockford Pond"), formerly owned by Gunite and by a prior owner of Gunite that is adjacent to the Gunite plant. Gunite also periodically had accidental, unpermitted discharges of process wastewater to the Rockford Pond, which Gunite has reported to the Illinois Environmental Protection Agency ("IEPA"). In addition, Gunite had not received express authorization from the current or immediately preceding owner of the Rockford Pond for any of the discharges. In order for Gunite to eliminate all discharges, the City of Rockford obtained an easement to allow Gunite to construct a conveyance that directs discharges of noncontact cooling water and storm water from the Gunite facility to the Rock River, and the IEPA has issued a modified NPDES permit to Gunite, substituting the Rock River as the outfall for Gunite's discharge. The conveyance was completed in February 1995. The modified NPDES permit contains a stringent limit for the discharge of total residual chlorine. Gunite estimates that the capital cost for installing a treatment system allowing its discharges to comply with this limit could be approximately $0.2 million, although Gunite is exploring a less expensive treatment system. Gunite has appealed to the Illinois Pollution Control Board to remove or modify the chlorine limit from the permit (Gunite Corp. v. Illinois Environmental Protection Agency, PCB 94-382, filed December 12, 1994). The cost to Gunite of constructing the conveyance to the river (not including any environmental remediation costs that might be incurred in connection with historical discharges to the Rockford Pond) was approximately $0.3 million.

      The Wisconsin Department of Natural Resources ("WDNR") has notified Brillion that it is deemed to be in compliance with the Wisconsin air toxics program, pending a review of a compliance plan submitted by Brillion in September 1993, although Brillion is currently exceeding Wisconsin air emissions limits for benzene and other air toxic compounds. Brillion's submittal included a plan for compliance with the emission limitations for arsenic, barium, cadmium and formaldehyde, and a request for a variance with respect to its emissions of benzene. The Company believes that compliance with Wisconsin's air toxics regulations apparently is an industry-wide problem, and WDNR is developing compliance standards for the industry as a whole. Although the most recent state inspection (November 1994) found Brillion to be in compliance with all Wisconsin air regulations, it is likely that as Brillion continues its review of its operations, it may find that certain of its emission sources will require further air pollution controls. In addition, further controls may be required under the Federal Clean Air Act regulations that are currently scheduled to be promulgated in the year 2000.
                                       13

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

      GUNITE. With respect to claims involving Gunite, TCI and Gunite in September 1997 entered into a private- party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against each other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination at Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987.

      Gunite is a PRP at three NPL sites, the Interstate Pollution Control ("IPC") site (which is adjacent to Gunite's Rockford facility), the M.I.G./Dewane Landfill located in Boone County, Illinois and the Southeast Rockford Ground water site located in Rockford, Illinois. Gunite's connection to the IPC, the M.I.G./Dewane and Southeast Rockford sites stem from activities that took place prior to the acquisition of Gunite by TCI in 1987. Pursuant to the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to these sites to the extent arising from Gunite's waste disposals prior to the acquisition of Gunite by TCI in 1987.

      As to the IPC site, the Company believes that the waste disposed of at the IPC site was disposed of prior to the acquisition of Gunite by TCI in 1987 and, as a result of the Settlement, TCI and Gunite will not be responsible for such liabilities and costs.

      As to the M.I.G./Dewane Landfill site, the Company believes that the waste disposed of at the M.I.G./Dewane Landfill site was disposed of prior to the acquisition of Gunite by TCI in 1987 and, as a result of the Settlement, TCI and Gunite will not be responsible for such liabilities and costs.

      The EPA and the City of Rockford have reportedly incurred approximately $11 million in response costs to date in connection with the Southeast Rockford Groundwater NPL Site, which is alleged to be down-gradient of the IPC site, but which Gunite believes, based on data collected during the investigation of the IPC site, is cross- or up-gradient. Although no formal demand has been made that Gunite participate in the funding of the cleanup of this site, other than the Ekberg Park area described below, it is possible that Gunite will be found to be responsible for a portion of these costs, or be required to participate financially in the cleanup through an industrial tax or other mechanism. In 1996, the City of Rockford demanded that Gunite pay $1 million in response costs which the City allegedly has incurred at the site area 7, commonly known as the Ekberg Park area, within the Southeast Rockford Groundwater NPL Site, based on alleged trans-shipment of Gunite's waste to the Ekberg Park area. Gunite has denied liability to the City. The Company believes that, to the extent any of the alleged contamination at these sites is attributable to Gunite, such alleged contamination would be attributable to operations of Gunite prior to the acquisition of Gunite by TCI in 1987 and, as a result of the Settlement, TCI and Gunite will not be responsible for such liabilities and costs.

      Gunite also may be subject to liabilities at other NPL sites or other locations as a result of its past disposal of hazardous substances.

      As a result of historical operations at the Gunite plant in Rockford, there are areas on-site that have been affected by the disposal or spillage of raw materials or wastes. Gunite does not know at this time whether any cleanup or remediation of such areas will be required by any state, local or federal agency, although it is possible that such areas may be included in the IPC site remediation. The Company believes that, to the extent on-site remediation or cleanup is required, most of the alleged contamination would be attributable to operations of Gunite prior to the acquisition of Gunite by TCI in 1987 and, as a result of the Settlement, TCI and Gunite will not be responsible for most of such liabilities and costs.

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

      Brillion was the Robins Group (consisting of the Robins Family Trust, Karl
F. Gabler and First City Securities) entity that acquired a Beatrice subsidiary (also named Brillion) from Beatrice in 1984. That purchase and sale agreement obligates Beatrice to indemnify Brillion for any and all claims, liabilities, losses and expenses resulting from loss of life, bodily injury or property damage which arise out of accidents or injury causing incidents occurring prior to December 31, 1984, for which Brillion may be liable, regardless of when the claims alleging such liability may be filed, but excluding obligations arising from the design, formulation, manufacture or sale of a product prior to December 31, 1984. The Company believes that it has valid claims for indemnification against Beatrice with respect to most of its disposal sites to the extent that liabilities arise from incidents occurring prior to December 31, 1984. Beatrice has disputed this interpretation and notified Brillion that it will not honor any claims for indemnification (apart from one claim for breach of representation made within two years after the sale). Brillion has also been notified by the Robins Group (which sold Brillion to TCI) that it will not honor any claims for indemnification. On May 25, 1994, TCI and Brillion filed suit against Beatrice and the Robins Group for recovery of costs expended and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of action, including CERCLA (TRUCK COMPONENTS, INC., ET AL. V. BEATRICE COMPANY ET AL., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this lawsuit to add Hunt-Wesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. Brillion has appealed this adverse judgment; the appellate court is expected to rule on Brillion's appeal in mid-1998. Given the adverse judgment and the pending appeal therefrom, there can be no assurance concerning the amounts, if any, that Brillion will be able to recover on its indemnity or other claims against Beatrice or the Robins Group, nor any assurances as to the timing of any such recoveries.

      POTENTIAL COSTS. As of December 31, 1997, based on all the information currently available, the Company had an environmental reserve in the amount of $11.3 million for estimated future costs related to potential environmental investigation and remediation liabilities with respect to certain currently known matters. As a result of the Settlement and following review by the Company's management and environmental consultants, the Company's environmental reserve was decreased in September 1997 by $14.3 million to $11.6 million. The environmental reserve is principally related to potential remediation liability at various off-site locations and, to a lesser degree, to potential remediation liability at Gunite's, Rockford, Illinois, and Brillion's, Brillion, Wisconsin manufacturing facilities. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. Further, the estimated reserve takes into consideration the number of other PRPs at each site, the alleged volume of waste contributed by other PRPs at each site, and the identity and financial position of such parties in light of the joint and several nature of the liability, but it does not take into account possible insurance coverage or other similar indemnification or reimbursement. Based upon all currently available information, no reserve has been established with respect to potential environmental obligations of JAC or Bostrom and an immaterial reserve has been established at FCS. Because many of the matters described above, however, are at the early stages in their respective investigations, there can be no assurance that the amounts ultimately expended to address all of these matters or to address other matters not yet known to be in existence will not exceed the amounts allocated in the environmental reserve. Accordingly, it may be necessary to establish additional reserves for environmental liabilities in the future.

      Any cash expenditures required by the Company to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Management believes, based on its evaluation of the various matters described above, including its experience with such matters to date, the time period over which it believes costs for such matters are likely to be incurred by the Company, and the existence of the various indemnifications described above, that any costs the Company ultimately will incur for such matters are not reasonably likely to have a material adverse effect on the Company's business or financial results. However, given the early stage of many of the matters, there can be no assurance that one or more of these matters (or matters which have not yet been identified) will not have such an effect. The Company currently anticipates spending approximately $0.4 million per year in 1998 and 1999 and $0.5 million per year in 2000, 2001 and 2002 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its revolving credit facility. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. In addition, it is possible that the timing of any necessary expenditures could be accelerated.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning the executive officers of the Company:

         NAME             AGE      POSITION
   Thomas M. Begel         55      Chairman of the Board, President and Chief
                                   Executive Officer of  the Company

   Andrew M.  Weller       51      Executive Vice President and Chief Financial
                                   Officer and Director of the Company

   James D. Cirar          51      Senior Vice President of the Company and
                                   president and Chief Executive Officer of Johnstown America Corporation and
                                   Freight Car Services, Inc.

   Thomas W. Cook          60      Senior Vice President of the Company and
                                   President and Chief Executive Officer of
                                   Truck Components Inc. and President -
                                   Gunite Corporation

   David W. Riesmeyer      40      Vice President and Treasurer of the Company

   Kenneth M. Tallering    36      Vice President, General Counsel and
                                   Secretary of the Company

   Timothy A. Masek        33      Vice President - Corporate Development of the
                                   Company and President of Bostrom Seating,Inc.

   Edward J. Whalen        49      Vice President of the Company and President
                                   of JAIX Leasing Company

   John D. McClain         53      President - Brillion Iron Works, Inc.

   Mark A. Niemela         62      President - Fabco Automotive Corporation

      THOMAS M. BEGEL, Chairman of the Board, President and Chief Executive Officer of the Company, has served as President since October 1991 and as Chairman of the Board and Chief Executive Officer since May 1993. He is also Chairman of, and a partner in, TMB Industries ("TMB"), an investment firm which is a partnership between himself and Mr. Weller, and is a director or officer of certain TMB companies. Mr. Begel has served as a director of Silgan Holdings Inc., a packaging company, since March 1997.

      ANDREW M. WELLER, has served as Executive Vice President, Chief Financial Officer and a Director of the Company since September 1994 and as Secretary from March 1995 to November 1995. From April 1988 to September 1994, he was Vice President and Treasurer of Bethlehem Steel Corporation and prior thereto held various other positions with Bethlehem. He has also been Executive Vice President of, and a partner in TMB since September 1994, and is a director or officer of certain TMB companies.

      JAMES D. CIRAR, has served as President and Chief Executive Officer of Johnstown America Corporation since September 1995, as Senior Vice President of the Company since July 1997 and as President and Chief Executive Officer of Freight Car Services, Inc. since March 1998. Prior to September 1995, Mr. Cirar was the Plant Manager of the Truck and Bus Assembly Group of General Motors Corporation in Flint, Michigan.

      THOMAS W. COOK, has been the President and Chief Executive Officer of TCI since May 1994 and President of Gunite Corporation since 1991. Mr. Cook has been Senior Vice President of the Company since July 1997. He was President and Chief Executive Officer of Redlaw Industries, Inc., a holding company with interests in foundries, stamping plants and textile industries, from 1986 to 1991. From 1967 to 1986, Mr. Cook was with ITT Grinnell Corporation, a manufacturer and distributor of valves and related piping products, where he became President in 1983.

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

      EDWARD J. WHALEN, has served as Vice President of the Company since January 1997. He has also served as President of JAIX Leasing since its inception in December 1994. Mr. Whalen served as Secretary of the Company from October 1991 until March 1995, as Treasurer of the Company from May 1993 until March 1995, as Vice President of the Company from October 1991 until October 1995 and as President of Freight Car Services, Inc. from March 1995 until March 1998. From 1989 to 1991, he was a financial and rail car industry consultant.

      JOHN D. MCCLAIN, joined Brillion as Manager of Manufacturing in 1988 and was appointed Vice President of Manufacturing in 1989. Mr. McClain was promoted to his present position of President in 1994. Prior to joining Brillion, Mr. McClain held metallurgical and foundry manager positions at Owens-Illinois, a manufacturer of glass containers and television picture tubes, Emerson Electric, a diverse manufacturing company producing power transmission and electric motor components, pumps, valves and hand tools, and Clow Valve Company, a manufacturer of waste and water system valves, fire hydrants and fire protection system valves.

      MARK A. NIEMELA, joined Fabco Automotive Corporation in 1966 as Production Control Manager. He held the positions of Material Manager and Plant Manager before his appointment to the position of General Manger in 1975 and was appointed President in 1986.

                       GLOSSARY OF CERTAIN TERMS

      The following industry terms have the meanings set forth below for purposes of the Form 10-K:

ABS:                          Anti-lock brake system.

Auto-Flood(TM):               The Company's product name for an aluminum,  rapid
                              discharge   open   hopper  car  that  offers  more
                              capacity   than   conventional   steel   automatic
                              discharge cars.

Automatic Slack Adjuster:      A  mechanism  that  reacts to, and  adjusts  for,
                               variations in brake shoe-to- drum clearance, maintains the proper amount of space between the shoe and drum and thereby eliminates the need for manual adjustment.

Brake Drum:                    A metal  cylinder to which pressure is applied by
                               a braking mechanism in order to arrest rotation of the wheel to which the cylinder is attached.

Brake Rotor:                   Device  which  works  with  a  vehicle's  braking
                               system to stop the vehicle.

Covered Hopper Car:            A totally  contained bottom discharge freight car
                               used to haul agricultural, chemical and mineral products.

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

ITEM 2.  FACILITIES

      The Company's headquarters are located in leased offices in Chicago, Illinois. The following table provides a summary description of the Company's other principal facilites.

                                                      Owned/   Covered Space
   FACILITIES           BUSINESS FUNCTION             LEASED      SQ. FT.

   JAC (1)
   Shell Plant          Freight car erection and      Owned       153,000
                        fabrication

   Franklin Plant       Freight car erection and      Owned       619,000
                        fabrication

   Offices              Administrative Offices        Owned        87,000

   (1) All JAC facilities are located in Johnstown, Pennsylvania

   FCS
   Danville, Illinois   Freight car rebuild, repair   Owned       297,000
                        and erection

   Gunite
   Rockford, Illinois   Administrative Offices:       Owned       619,000
                        Specialty Foundry, Aftermarket
                        Distribution Warehouse

   Elkhart, Indiana     Machining- Wheel End          Owned       258,000
   (Plant 1)            Components
   Elkhart, Indiana     Machining and Assembling-     Leased      115,000
   (Plant 2)            Automatic Slack Adjusters

   Brillion (2)
   Plant I              Melting; Molding;             Leased      180,000
                        Administrative Offices
   Plant II             Melting; Molding              Leased      165,000
   Plant III            Farm Machinery                Owned       150,000
   Plant IV             Finishing; Shipping           Leased       85,000

   (2) All Brillion facilities are located in Brillion, Wisconsin.

   Fabco
   Oakland, California  Manufacturing; Warehouse;     Owned        65,000
                        Administrative Offices

   Bostrom
   Piedmont, Alabama    Manufacturing;                Leased      196,000
                        Administrative Offices


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

     In December 1992, JAC commenced a patent infringement lawsuit against Trinity Industries, Inc. ("Trinity") in the United States District Court for the Western District of Pennsylvania, alleging infringements of JAC's patent for its BethGon Coalporter(R) freight car. The suit involved Trinity's manufacture, sale and offering for sale of its Aluminator II coal freight car in competition with JAC's BethGon Coalporter(R) freight car, the tubs of which are covered by JAC's patent. In such suit, JAC seeks monetary damages and an injunction against Trinity to prohibit Trinity from making, using, selling or offering for sale the Aluminator II. The lawsuit was tried in 1996 with the trial court entering an order upholding a jury verdict that the patent, though valid, was not infringed by Trinity's Aluminator II freight car. In addition, JAC was not held to be liable for any of the counterclaims alleged by Trinity. JAC appealed the case to the United States Court of Appeals for the Federal Circuit. Following oral argument, the Court of Appeals for the Federal Circuit issued its opinion dated May 28, 1997 in which the Court held that Trinity's Aluminator II literally infringed JAC's patent, reversed the 1996 trial court judgment of non-infringement and remanded the case back to the trial court for a determination as to damages and for consideration of JAC's contention that Trinity's infringement was willful. Following receipt of such opinion, JAC made a motion to the trial court for a permanent injunction to prohibit Trinity for making, selling or offering to sell its infringing Aluminator II until JAC's patent expires in November 1999. Trinity therafter petitioned the Court of Appeals for a rehearing. The trial court temporarily denied JAC's motion for a permanent injunction until the Court of Appeals decided Trinity's petition for rehearing. The Court of Appeals issued its opinion dated July 30, 1997 and Order dated August 11, 1997 denying Trinity's petition for rehearing and Trinity's suggestion for a rehearing in banc. Trinity thereafter made a motion to the Court of Appeals to stay the issuance of its mandate pending Trinity filing a petition for certiorari to the United States Supreme Court. In January 1998, the United States Supreme Court denied Trinity's petition for certiorari. Also in January 1998, the District Court granted JAC a preliminary injunction prohibiting Trinity from marketing, manufacturing, using, selling or leasing its infringing Aluminator II coal gondola freight car or any imitation therof. JAC expects the damage trial to occur in mid-1998 and at this time cannot predict the amount of damages that may be awarded.

     The Company may be subject to liability as a result of the disposal of hazardous substances on and off the properties owned or operated by its subsidiaries, including Brillion, Gunite and Fabco. TCI and Brillion filed suit on May 25, 1994 against Beatrice and the Robins Group for certain causes of action, including indemnification under purchase agreements. TCI added Hunt-Wesson, Inc., a corporate successor to Beatrice that may be a successor to Beatrice's liability in these matters, as a defendant on June 10, 1994. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. Brillion has appealed this adverse judgment; the appellate court is expected to rule on Brillion's appeal in mid-1998. In September 1997, TCI and Gunite entered into the Settlement which settled its pending litigation against a prior owner of Gunite and pursuant to which TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain environmental liabilities and costs resulting from Gunite's waste disposals prior to the acquisition of Gunite by TCI in September 1987, including at the IPC, M.I.G./Dewant and Southeast Rockford sites. See "Environmental Matters" in Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                                                       None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Price range of Common Stock

      The Company's common stock is listed and traded on the NASDAQ National Market System under the symbol "JAII." The following table sets forth the high and low sales prices of the common stock as reported by the NASDAQ National Market System.


                     Sales  Prices
1996                  HIGH    LOW

First Quarter        $5.63  $3.25
Second Quarter        5.25   3.25
Third Quarter         3.75   2.44
Fourth Quarter        4.50   3.13

1997

First Quarter        $4.75  $3.25
Second Quarter        6.63   3.00
Third Quarter         9.25   5.75
Fourth Quarter       15.50   8.50


      The number of record holders of the Company's common stock on December 31, 1997 was 183.

      DIVIDEND POLICY

      The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Credit Facility (as defined herein) contains covenants limiting dividends that may be paid to holders of shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial data with respect to the Company for the periods and at the dates indicated. All selected financial data is derived from financial statements which have been audited by Arthur Anderson LLP, independent public accountants. This information should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are incorporated by reference herein.

                       SELECTED FINANCIAL DATA


                            YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                    ----------------------------------------

                                         1993      1994  1995 (1)      1996      1997
                                         ----      ----  --------      ----      ----
INCOME STATEMENT DATA:

Total revenues                       $329,122  $468,525  $668,601  $559,972  $650,347
Cost of goods                         301,629   442,153   608,982   474,158   556,365
                                      -------   -------   -------   -------   -------
  Gross profit                         27,493    26,372    59,619    85,814    93,982


Selling, general & administrative      11,340    13,144    28,117    46,605    46,187
Amortization expense                    3,721     3,573     6,478    10,174     8,554
Gain on sale of leased freight cars       ---       ---       ---    (1,354)     (824)
Reduction of environmental reserves       ---       ---       ---       ---   (14,300)
                                      -------   -------   -------   -------   -------
  Operating income                     12,432     9,655    25,024    30,389    54,365
Interest expense, net                   2,968       266    14,702    35,836    35,380
Provision (benefit) for
  income taxes                          4,083     3,692     4,737       (76)    9,511
                                      -------   -------   -------   -------   -------
  Income (loss) before
  extraordinary items                   5,381     5,697     5,585    (5,371)    7,466
Extraordinary items, net of taxes      (2,918)      ---       ---       ---    (2,008)
                                      -------   -------   -------   -------   -------

Net income (loss)                    $  2,463  $  5,697  $  5,585  $ (5,371) $  9,474
                                      =======   =======   =======   =======   =======
Diluted and Basic Earnings Per Share:
Income (loss) before
  extraordinary items                $    .66  $    .58  $    .57  $  (0.55) $   0.96
Extraordinary items                     (0.36)      ---       ---       ---     (0.20)
                                      -------   -------   -------   -------   -------
Net income (loss)                    $    .30  $    .58  $    .57  $  (0.55) $   0.76
                                      -------   -------   -------  --------   -------

                                                       As of December 31,
                                                       ------------------
                                                          (in thousands)
     BALANCE SHEET DATA:
                                         1993      1994  1995 (1)      1996      1997
                                         ----      ----  --------      ----      ----

Total assets                         $107,966  $143,354  $578,825  $555,283  $578,838
Long-term debt, including
  current maturities                      ---     7,600   329,786   304,175   312,273
Total shareholders' equity             57,235    63,234    68,874    63,537    71,020


(1) Acquired Bostrom in January, 1995 and TCI in August, 1995. See Note 3 to the Consolidated Financial Statements of the Company and the notes thereto for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The company conducts its business through three operating groups within the transportation industry: truck components and assemblies operations, a leading manufacturer of wheel end components, seating, steerable drive axles and gear boxes for the heavy duty truck industry; iron casting operations, a major producer of complex iron castings for a wide range of industries; and freight car operations, a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, agricultural and mining products. During 1997, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $284.7 million, $130.9 million and $234.7 million, respectively. During 1996, the Company's truck components and assemblies, iron castings and freight car operations generated net sales of $237.0 million, $125.1 million and $197.8 million, respectively. The significant decline in demand experienced in 1996 and early 1997 in freight car operations produced significant operating losses that, coupled with the Company's significant debt service requirements, offset strong operating income from its truck components and assemblies and iron castings operations. Although demand for freight cars has improved, the market remains subject to pricing competitiveness in a freight car market characterized by uneven demand and production overcapacity.

The Company's sales are affected to a significant degree by the freight car and Class 8 truck markets. Both the freight and car and Class 8 truck markets are subjected to significant fluctuations due to economic conditions, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.

Freight car operations sales are driven principally by the number and type of freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given period may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.

The Company completed the acquisition of Truck Components Inc. ("TCI") on August 23, 1995 and Bostrom Seating, Inc. ("Bostrom") on January 13, 1995. Both acquisitions were accounted for under the purchase method of accounting and accordingly, their operating results were included in the Company's reported results from their respective acquisition dates. Such results have a significant impact on the comparative discussions below. Additionally, the Company, through it's wholly owned subsidiary Freight Car Services, Inc. ("FCS"), completed the purchase of the Danville, Illinois, facility and began operations in October 1995.

The Company and its subsidiaries utilize software and related technologies throughout its businesses that will be affected by the date change in the year 2000. In 1997, the Company initiated a comprehensive program to insure that its various business systems continue to function properly in the year 2000. The cost of becoming "Year 2000" compliant is not expected to be material in relation to the consolidated financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

TOTAL REVENUE
Total revenue in 1997 increased 16.1% to $650.3 million from $560.0 million in 1996. The revenue increase of $90.3 million was due to an increase in truck component revenues of $47.7 million, an increase in iron castings revenues of $5.8 million and an increase in freight car revenues of $36.8 million. For the year 1997, shipments of freight cars were 4,507 (including 290 cars sold to the Company's lease fleet), compared to 3,470 freight cars (including 98 cars sold to the Company's lease fleet) in 1996. As of December 31, 1997, the Company's backlog of new and rebuilt cars was 4,201 compared with 774 new and rebuilt freight cars as of December 31, 1996.

At December 31, 1997, the Company had 1,673 freight cars on lease, and the leasing business for the year 1997 generated $7.6 million in revenue and $3.6 million in operating income before an $0.8 million gain on the sale of leased freight cars. The leasing business generated $4.5 million in revenue and $2.4 million in operating income before a $1.4 million gain on the sale of leased freight cars in the prior year.

COST OF SALES-MANUFACTURING AND GROSS PROFIT
Cost of sales-manufacturing for 1997 as a percent of manufacturing sales was 85.9%, compared with 85.0% in 1996. Related gross profits were 14.1% and 15.0%, respectively. The decrease in gross profit margins resulted primarily from lower gross profit margins in freight car operations due to reduced volume in the first half of the year and pricing pressure throughout the year offset partially by increased profit margins in the truck component operations and iron castings business.


SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION EXPENSES
Selling, general and administrative expense as a percentage of total revenue were 7.1% and 8.3% in 1997 and 1996, respectively. Actual selling, general and administrative expenses declined $0.4 million from 1996 levels as a result of cost reduction measures undertaken at the Company's freight car operations. Amortization expense as a percentage of total revenue was 1.3% and 1.8% for the years 1997 and 1996. Actual amortization expense decreased by $1.6 million from 1996 levels due primarily to a decrease in amortization expense at freight car operations of $1.5 million to certain intangible items being fully amortized in late 1996.

OPERATING INCOME
Operating income was $54.4 million in 1997, compared with $30.4 million in 1996, an increase of $24.0 million. The Company increased its operating income by increasing gross profits by $8.2 million, a reduction in selling, general and administrative expenses of $0.4 million, a reduction in amortization expense of $1.6 million, a reduction of environmental reserves of $14.3 million offset by a decline in gain on sale of leased freight cars of $0.5 million.

During the third quarter of 1997, the Company settled two pending lawsuits related to indemnification of environmental cleanup costs from a former owner of Gunite, which reduced outstanding environmental liabilities by $14.3 million

OTHER
Interest expense, net, was $35.4 million in 1997 compared to $35.8 in 1996. Interest expense in 1997 and 1996 resulted from borrowings under the Senior Bank Facilities and the Senior Subordinated Notes, as well as from the JAIX Leasing loans which were used to finance the addition of freight cars for the lease fleet.

In conjunction with the issuance of $80 million of Senior Subordinated Notes and to refinance $80.0 million of Tranche A term debt, the Company recorded an extraordinary charge of $2.0 million after tax, primarily related to the write-off of $3.4 million of deferred financing costs.

Net income and diluted earnings per share for 1997 were $7.5 million and $0.76, respectively, compared to net loss and diluted loss per share of $5.4 million and $0.55, for 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

TOTAL REVENUE
Total revenue in 1996 decreased 16.2% to $560.0 million from $668.6 million in 1995. The revenue decrease of $108.6 million was primarily due to the decrease in freight car sales of $294.7 million (3,470 new and rebuilt cars in 1996 vs 9,157 new and rebuilt cars in 1995) and a $9.6 million decrease in truck related sales volume at Bostrom. The decreases were offset in part by the inclusion of TCI for all of 1996 versus inclusion for the partial year of 1995, an increase of $195.7 million. As of December 31, 1996, the Company's backlog of new and rebuilt freight cars was 774 compared to 1,204 new and rebuilt freight cars at December 31, 1995.

COST OF SALES-MANUFACTURING AND GROSS PROFIT
Cost of sales-manufacturing for 1996 as a percent of manufacturing sales was 85.0%, compared to 91.3% in 1995. Related gross profits were 15.0% and 8.7%, respectively. The improvement in gross profit resulted primarily from the acquisition of TCI in August 1995. TCI has historically generated higher gross profits than the freight car business. Partially offsetting this increase was the decrease of gross profit at JAC. JAC's gross profit percentage for 1996 was down from the prior year approximately 1 percentage point, and the aggregate dollar gross profit was down due to the significant decrease in freight car revenues mentioned above.

SELLING,  GENERAL,  ADMINISTRATIVE AND AMORTIZATION  EXPENSES
Selling, general, administrative and amortization expense as a percentage of total revenue was 8.3% and 4.2% in 1996 and 1995, respectively. The increase in selling, general and administrative expenses is related to the acquisition and the integration of TCI which has higher selling, general and administrative expense levels as a percent of revenue compared to freight car operations, and to increased MIS and product development cost at the freight car operations. Amortization expense as a percentage of total revenue was 1.8% and 1.0% for the years ended 1996 and 1995, respectively. The increase in amortization expense as a percentage of total revenue is related to amortization of certain intangible assets and the excess cost over net assets acquired in the TCI acquisition.

OPERATING INCOME
Operating income was $30.4 million in 1996, compared with $25.0 million in 1995. The increase was primarily due to including the operating income of TCI for all of 1996 versus inclusion for the partial year of 1995 more than offsetting the drop in operating income at JAC.

OTHER
Interest expense, net was $35.8 million in 1996 compared to $14.7 million in 1995. Higher interest expense in 1996 resulted from borrowings under the Senior Bank Facilities and the issuance of Notes to finance the acquisition of TCI, which were outstanding for all of 1996 versus four months of 1995. In addition, JAIX Leasing had increased debt levels to finance additional freight cars for the lease fleet.

Net loss and diluted loss per share for 1996 were $5.4 million and $0.55, respectively, compared to net income and diluted earnings per share of $5.6 million and $0.57, respectively, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, the Company provided cash from operations of $26.7 million compared with $36.4 million for 1996. The Company used $25.1 million of net cash in investing activities during 1997; primarily $8.2 million used for capital expenditures, and $17.5 million used for net additions to the leased fleet. Cash provided by financing activities was $4.7 million for 1997, which included $82.8 million in proceeds from the issuance of additional Senior Subordinated Notes on August 12, 1997, and increase in the JAIX Leasing debt of $15.6 million to fund the leasing fleet additions. Offsetting this increase is the refinancing of $80.0 million of Tranche A senior term debt, scheduled payments of $10.2 million of debt and payment of $3.6 million of deferred financing costs.

The Company's freight car sales are characterized by large order sizes, specific customer delivery schedules, and related vendor receipts and payment schedules, all of which can combine to create significant fluctuations in working capital when comparing end of period balances. Such fluctuations tend to be of short duration, and the Company considers this to be a normal part of its operating cycle which does not significantly impact its financial flexibility and liquidity.

On August 23, 1995, in conjunction with the acquisition of TCI and the refinancing of the existing debt of the Company, the Company and the Guarantor Subsidiaries entered into the $300 million Senior Bank Facilities and issued $100 million of Notes. See Notes 6 and 7 of the Consolidated Financial Statements for a description of the Senior Bank Facilities and the Notes. On August 12, 1997, the Company issued $80 million of additional Notes, with substantially the same terms as the original Notes. As of December 31, 1997, there was $93.3 million of Tranche B term loan outstanding under the Senior Bank Facilities, $182.7 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line after consideration of outstanding letters of credit of $17.0 million, was $58.0 million.

Interest payments on the Notes and interest and principal payments under the Senior Bank Facilities represent significant cash requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The $93.3 million of outstanding term tranche B loans requires periodic principal payments through their maturities.
See Note 6 of the Consolidated Financial Statements.

At December 31, 1997, JAIX Leasing owned or leased 1,673 freight cars. JAIX Leasing financed its 643 owned freight cars with a 10-year term loan facility, which as of December 31, 1997, had a balance of $29.2 million outstanding. See
Note 6 of the Consolidated Financial Statements for a description of this facility. As of December 31, 1997, there was $29.2 million outstanding under this facility.

The Company believes that the cash flow generated from its operations, together with amounts available under the revolving credit line, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of December 31, 1997, the Company's balance sheet included cash of $30.9 million.

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

The Company believes that it has valid claims for contractual indemnification against prior owners for certain of the investigatory and remedial costs at each of the above mentioned sites. As a result of the Settlement, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain liabilities and costs resulting from Gunite's waste disposal prior to the acquisition of Gunite by TCI in September 1987 at certain of such sites. The Company has been notified, however, by certain other contractual indemnitors that they will not honor claims for indemnification. Accordingly, the Company is litigating certain indemnification claims and there is no assurance that even if successful in any such claims, any judgments against the indemnitors will ultimately be recoverable. In addition, the Company believes it is likely that it has incurred some liability at various sites for activities and disposal following acquisition which would not in any event be covered by indemnification by prior owners.

As of December 31, 1997, the Company has a $11.3 million environmental reserve. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. The Company currently anticipates spending approximately $0.4 million in 1998 and 1999 and $0.5 million in 2000, 2001 and 2002 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its Revolving Loans. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of PRPs contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability under CERCLA or the uncertainties referred to above could result in such a material adverse effect.

EFFECTS OF INFLATION

General price inflation has not had a material impact on the Company's results of operations.

SAFE HARBOR STATEMENT

This report contains various forward looking statements which are offered to provide management's perspective on the year ahead and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements included in this report which are not historical facts are "forward looking statements" that involve certain risks and uncertainties including changes in economic conditions, market conditions (specifically the heavy-duty truck and freight car markets), labor relations and other factors outside of the Company's control, including factors discussed from time to time in the Company's filings with the Securities and Exchange Commission, that could cause actual future results to differ materially from those stated.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information required by this Item is incorporated by reference to pages 12-36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                 PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to pages 2-3 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 1998, except for the information regarding the Company's executive officers which is set forth in "Business" in Item 1 under the heading "Executive Officers of the Registrant."

        SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The information required by this Item is incorporated by reference to page 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to pages 4-10 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to pages 11-12 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 1998.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

       None

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

      The following documents are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, pages 12 through 36, and are incorporated herein by reference:

   Consolidated Balance Sheets as of December 31, 1997 and 1996.
   Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.
   Notes to Consolidated Financial Statements.
   Report of Independent Public Accountants.

(a)(3)            LIST OF EXHIBITS:

      3.1 Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Form S-1, Registration Statement 33-63132 (the "Initial S-1")).
      3.2  Form of Restated By-laws of the Company (incorporated by reference to
           Exhibit 3.4 to the Initial S-1).
      4.1 Form of certificate for the Company's common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Initial S-1).
      4.2 Form of certificate for the Company's Class B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Initial S-1).
      4.3 Indenture relating to the 11.75% Senior Subordinated Notes of the Company due 2005, dated as of August 23, 1995, including form of note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 30, 1995).
      4.4 Rights Agreement, dated as of October 4, 1995, between the Company and BancBoston State Street Investor Services, L.P. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 5, 1995).
      4.5 Indenture relating to the 11.75% Series C Subordinated Notes of the Company due 2005, dated as of August 11, 1997, including form of note (incorporated by reference to Exhibit 4.2 to Form S-4, Registration Statement 333-35277 (the "Form S-4")).
      10.1 Agreement of Purchase and Sale, dated as of May 3, 1991, as amended, between Bethlehem Steel Corporation and Johnstown America Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Initial S-1).
      10.2 Agreement and Plan of Merger, dated as of June 13, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp. and Truck Components Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
      10.3 Stockholders Agreement, dated as of June 13, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp. and the stockholders party thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 13, 1995), and Amendment No.1 to Stockholders Agreement, dated as of June 23, 1995, among Johnstown America Industries, Inc., JTN Acquisition Corp., and the stockholders party thereto (incorporated by reference to Exhibit
           2.3 to Amendment No.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
      10.4 Stock Purchase Agreement, dated as of December 21, 1994, and the First Amendment thereto, dated as of January 13, 1995, each among the sellers, Bostrom Seating, Inc. and Johnstown America Industries, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 24, 1995).
      10.5 Credit Agreement, dated as of August 23, 1995, among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank
           of Boston and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 30, 1995).
      10.6 Amendment to Credit Agreement, dated as of December 31, 1995, among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank of Boston and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).
      10.7 Second Amendment to Credit Agreement, dated as of December 31, 1996 among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First National Bank of Boston and The First National Bank of Chicago, as Co-Agents. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K")).
      10.8 Amendment No. 3, Consent and Waiver dated as of August 4, 1997 to Credit Agreement, among the Company, The Chase Manhattan Bank, as
           Administrative, Collateral Agent and Swingline Lender, the First National Bank of Boston and the First National Bank of Chicago, as Co-Agents, and the Chase Manhatten Bank of Delaware, as Issuing Bank (incorporated by reference to Exhibit 10.22 to the Form S-4).
      10.9 Term Loan Agreement, dated as of June 14, 1996, between JAIX Leasing Company and NationsBanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended June 30, 1996).
     10.10 Loan Agreement, dated as of December 1, 1995, between Freight Car Services, Inc. and the City of Danville, Vermillion County, Illinois relating to $5.3 million of City of Danville, Illinois Variable Rate Demand Industrial Revenue Bonds (Freight Car Services, Inc. Project), Series 1995 (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K).
     10.11 1993 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Initial S-1).
     10.12 Johnstown America Corporation Salaried Pension Plan (incorporated by reference to Exhibit 10.11 to the Initial S-1).
     10.13 Amended and Restated Stockholder and Warrantholder Agreement (incorporated by reference to Exhibit 10.14 to the Initial S-1).
     10.14 Employment Agreement of Thomas M. Begel (incorporated by reference to
           Exhibit 10.11 to the 1995 Form 10-K).
     10.15 Employment Agreement of Andrew M. Weller (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).
     10.16 Employment  Agreement of Thomas W. Cook (incorporated by reference to
           Exhibit 10.13 to the 1995 Form 10-K).
     10.17 Employment  Agreement of James D. Cirar (incorporated by reference to
           Exhibit 10.14 to the 1995 Form 10-K).
     10.18 Form of Employment  Agreement  (incorporated  by reference to Exhibit
           10.17 to the 1996 Form 10-K).
     10.19 Form of  Severance  Agreement  (incorporated  by reference to Exhibit
           10.15 to the 1995 Form 10- K).
     10.20 Form of Stay Bonus  Agreement  (incorporated  by reference to Exhibit
           10.16 to the 1995 Form 10-K).
     10.21 Form of Stock Option Agreement  (incorporated by reference to Exhibit
           10.17 to the 1995 Form 10-K).
     10.22 Form of Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.21 to the 1996 Form 10-K.)
     10.23 Gunite Corporation Salaried Employees Retirement Plan (incorporated by reference to Exhibit 10.18 to the 1995 Form 10-K).
     10.24 Form of  Deferred  Compensation  Agreement.
     10.25 Gunite  Corporation Profit Sharing Plan (incorporated by reference to
           Exhibit 10.19 to the 1995 Form 10-K).

     13.1 Selected portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 which are incorporated by reference herein.
     21.1  Subsidiaries of the Company
     23.1  Consent of Arthur Andersen LLP
     27.1  Finacial Data Schedule

(b)  Financial Statement Schedules:

     All schedules have been omitted since the required information is either not significant, included in the consolidated financial statements of the Company or the notes thereto or not applicable.

(C)  Reports on Form 8-K

     The Company filed the following current report on Form 8-K:

        None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JOHNSTOWN AMERICA INDUSTRIES, INC.


                              By:/S/THOMAS M. BEGEL
                              -------------------------------------
                                    Thomas M. Begel
                                     Chairman of the Board, President and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE               TITLE                              DATE


/S/THOMAS M. BEGEL      Chairman of the Board, President   March 13, 1998
---------------------   and Chief Executive Officer
Thomas M. Begel         (Principal Executive Officer)


/S/ANDREW M. WELLER     Executive Vice President, Chief    March 13, 1998
---------------------   Financial Officer and Director
Andrew M. Weller        (Principal Financial Officer and
                        Principal Accounting Officer)

/S/CAMILLO SANTOMERO    Director                           March 13, 1998
---------------------
Camillo Santomero

/S/R. PHILIP SILVER     Director                           March 13, 1998
---------------------
R. Philip Silver

/S/FRANCIS S. STROBLE   Director                           March 13, 1998
---------------------
Francis S. Stroble