Form 10-Q
period 1998-03-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1998-05-13
CIK 906114

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

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-21830

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

                    Yes [X]                        No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 18, 1998 was 9,774,094.

--------------------------------------------------------------------------------

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                      PAGE


PART I   FINANCIAL INFORMATION.......................................    3

Item 1   Condensed Consolidated Balance Sheets as
         of March 31, 1998, and December 31, 1997....................  4-5

         Condensed Consolidated Statements of Income for
         the Three Months Ended March 31, 1998 and 1997..............    6

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1998 and 1997..........  7-8

         Notes to Condensed Consolidated Financial Statements........ 9-20


ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............21-25


PART II  OTHER INFORMATION   ........................................   26

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



               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (Unaudited)

                                                          March 31,         December 31,
(In thousands)                                               1998               1997
                                                      ----------------     -------------


      ASSETS

Current Assets:
 Cash and cash equivalents............................ $    19,739          $    30,875
 Accounts receivable, net.............................      98,988               60,484
 Inventories..........................................      56,581               58,674
 Prepaid expenses and other...........................      38,822               17,568
                                                        ----------           ----------
   Total current assets...............................     214,130              167,601

 Property, plant and equipment, net...................     116,196              118,063
 Leasing business assets, net.........................      17,391               38,430
 Deferred financing costs, net........................      10,816               11,594
 Intangible assets, net...............................     241,029              243,150
                                                        ----------           ----------
   Total assets....................................... $   599,562          $   578,838
                                                        ==========           ==========


     See accompanying notes to condensed consolidated financial statements.


               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (Unaudited)

                                                          March 31,         December 31,
(In thousands)                                               1998               1997
                                                      -----------------     -------------



  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable..................................... $    70,771          $    55,246
 Accrued expenses and other payables..................      69,543               58,633
 Current maturities of long-term debt and capital lease      3,965                4,783
                                                        ----------           ----------
   Total current liabilities..........................     144,279              118,662

Long-term debt and capital lease, less current maturities   96,018               96,903
JAIX Leasing debt, less current maturities............       9,069               27,896
Senior subordinated notes.............................     182,603              182,691
Deferred income taxes.................................      36,100               36,373
Other long-term liabilities...........................      46,410               45,293

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding........................          --                   --
 Common stock, par $.01, 201,000 shares
  authorized, 9,755 and 9,768 issued and outstanding
  as of March 31, 1998 and December 31, 1997,
  respectively........................................          98                   98
 Paid-in capital......................................      55,086               55,066
 Retained earnings....................................      29,929               15,886
 Employee receivables for stock purchases.............         (30)                ( 30)
                                                        ----------           ----------
   Total shareholders' equity    .....................      85,083               71,020

  Total liabilities and shareholders' equity           $   599,562          $   578,838
                                                        ==========           ==========




     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)


(In thousands, except per share data)
                                                         Three Months Ended
                                                                MARCH 31,
                                                        1998           1997
                                                        ----           ----

Net manufacturing sales............................ $   228,814    $   114,344
Leasing revenue....................................       2,379          1,378
                                                     ----------     ----------
 Total revenue.....................................     231,193        115,722

Cost of sales - manufacturing......................     199,161         95,878
Cost of leasing....................................       1,488            829
                                                     ----------     ----------
 Gross profit......................................      30,544         19,015

Selling, general and administrative
 expenses..........................................      13,161         10,752
Amortization expense...............................       2,139          2,101
Gain on sale of leased freight cars................      (1,223)          (262)
Patent litigation settlement.......................     (16,750)            --
                                                     ----------     ----------
 Operating income..................................      33,217          6,424

Interest expense, net                                     8,053          8,270
Interest expense - leasing  .......................         569            379
                                                     ----------     ----------

Earnings (loss) before income taxes................      24,595         (2,225)

Provision (benefit) for income taxes...............      10,552           (333)
                                                     ----------     ----------

Net income (loss).................................. $    14,043    $    (1,892)
                                                     ==========     ==========

Weighted average common shares outstanding.........       9,767          9,754

Basic earnings (loss) per common share.............$       1.44    $     (0.19)
                                                     ==========     ==========

Weighted average equivalent
 common shares outstanding.........................      10,072          9,754

Diluted earnings (loss) per common share........... $      1.40    $     (0.19)
                                                     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)


(In thousands)
                                                            Three Months Ended
                                                                 MARCH 31,
                                                           1998          1997
                                                           ----          ----

OPERATING ACTIVITIES:
 Net income (loss)..................................$    14,043    $    (1,892)

 Adjustments  to  reconcile  net  income  (loss) to
   net cash used for  operating activities:
   Depreciation.....................................     3,864           3,817
   Amortization.....................................     3,130           2,951
   Gain on sale of leased freight cars..............    (1,223)           (262)
   Deferred tax (benefit) expense...................      (273)           (311)
   Patent litigation settlement.....................   (16,750)             --
   Postretirement benefits..........................       696             299

 Changes in operating assets and liabilities:
   Accounts receivable, net.........................   (38,504)        (15,528)
   Inventories......................................     2,093           9,918
   Accounts payable.................................    15,525          (6,840)
   Other assets and liabilities.....................     6,482          (3,747)
                                                    ----------      ----------

 Net cash used for operating activities.............   (10,917)        (11,595)
                                                    ----------      ----------

INVESTING ACTIVITIES:
 Capital expenditures...............................    (1,797)         (1,172)
 Leasing business asset additions...................    (2,232)        (23,412)
 Proceeds from sale of leased freight cars .........    24,320           4,463
                                                    ----------      ----------

 Net cash provided by (used for) investing activities   20,291         (20,121)
                                                    ----------      ----------


     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)



(In thousands)
                                                         Three Months Ended
                                                               MARCH 31,
                                                         1998          1997
                                                         ----          ----

FINANCING ACTIVITIES:
 Payments of term loans and capital lease...........$      (881)   $    (4,208)
 Net borrowings (payments) under
   JAIX Leasing loans...............................    (19,649)        16,454
 Payment of deferred financing costs................         --           (242)
 Other..............................................         20             --
                                                     ----------     ----------

 Net cash provided by (used for) financing activities   (20,510)        12,004
                                                     ----------     ----------

 Net decrease in cash and cash equivalents...........   (11,136)       (19,712)

CASH AND CASH EQUIVALENTS,
  beginning of period...............................     30,875         24,535
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS,
  end of period.....................................$    19,739    $     4,823
                                                     ==========     ==========


                       SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest..............................$    13,451    $    10,996
Cash paid for income taxes..........................$     1,075    $        92



     See accompanying notes to condensed consolidated financial statements.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


1. BASIS OF PRESENTATION

The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included by reference in the registrant's Form 10-K for the year ended December 31, 1997.

The condensed consolidated financial statements include the accounts of Johnstown America Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                               March 31,          December 31,
                                                 1998                 1997
                                                 ----                 ----
Raw materials and purchased
  components                                 $    9,368           $    10,894
Work-in-progress and finished goods              47,213                47,780
                                              ---------            ----------
                                             $   56,581           $    58,674
                                              =========            ==========

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


3.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                              March 31,             December 31,
                                                 1998                  1997
                                                 ----                  ----

  Revolving loan                              $       --           $        --
  Tranche B term loan                             92,508                93,340
                                               ---------            ----------
    Total senior bank facilities                  92,508                93,340

  Industrial revenue bond                          5,300                 5,300
  Capital lease                                    1,735                 1,783
  JAIX Leasing debt                                9,509                29,159
                                               ---------            ----------
    Total debt                                   109,052               129,582

  Less:
  Current maturities                              (3,965)               (4,783)
  Long-term portion of JAIX Leasing debt          (9,069)              (27,896)
                                               ---------            ----------

    Long-term debt                            $   96,018           $    96,903
                                               =========            ==========

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


SENIOR BANK FACILITIES

The Company entered into a credit facility (Senior Bank Facilities) on August 23, 1995, in conjunction with the acquisition of TCI and the related transactions. The revolving credit line portion of the Senior Bank Facilities provides for up to $75 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of March 31, 1998, availability under the revolving credit line, after consideration of outstanding letters of credit of $17.0 million, was $58.0 million.

At the Company's election, interest rates per annum for the revolving credit line are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Tranche B term loan are either (a) LIBOR plus margin of 3.00% or (b) ABR plus 2.00%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. As of March 31, 1998 and 1996, the weighted average interest rate of all outstanding loans under the Senior Bank Facilities was 9.01% and 9.21%, respectively. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Tranche A term loan was repaid in full during 1997 in conjunction with the issuance of debt described in Note
4. The revolving credit line matures on March 31, 2002 and the Tranche B Term Loan matures on March 31, 2003.

On April 1, 1998, the Company received $16.8 million from the settlement of its patent infringement lawsuit. The after-tax proceeds of $10.0 million were used to prepay obligations on the Tranche B term loan.

The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


JAIX LEASING DEBT

On June 14, 1997, JAIX Leasing entered into a ten-year term loan which bears interest at an average interest rate of 8.78%. At March 31, 1998, debt outstanding under the facility was $9.5 million. The facility is secured by the underlying leases and assets and contains various covenants.

INDUSTRIAL REVENUE BONDS

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (3.85% as of March 31, 1998) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

INTEREST RATE CONTRACTS

The Company has entered into various interest rate contracts to fix a portion of the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $75 million and the fixed rates of interest on these contracts range from 5.98% to 6.32% plus the applicable borrowing margin. The maturities on all contracts range through August 1998.

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


4.  SENIOR SUBORDINATED NOTES

In conjunction with the acquisition of TCI, the Company issued $100 million of Senior Subordinated Notes which are due August 15, 2005. In 1997, the Company issued $80 million of additional notes due August 15, 2005 (collectively, the Notes) with substantially identical terms to the already outstanding notes at a $3.6 million premium, for an effective rate of 10.8%. These Notes have an interest rate of 11.75% per annum and are guaranteed on an unsecured, senior subordinated joint and several basis by each of the Guarantor Subsidiaries. Pursuant to the settlement of separate interest rate contracts in effect when each portion of the Notes was issued, the Company realized a $0.8 million loss and a $2.6 million gain upon the 1997 and 1995 issuances, respectively. The gain and the loss are being amortized as an offset to interest expense over the term of the Notes. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.

The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of March 31, 1998, based on all of the information currently available to the Company, the Company

               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


has an environmental reserve of $11.2 million which management believes its adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


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



                             Condensed Consolidating Balance Sheet
                                     as of March 31, 1998
                                         (In millions)
                                          (Unaudited)

                                     PARENT     GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

Cash and cash equivalents..........$    13.4    $     2.0    $      4.3   $    --       $    19.7
Accounts receivable, net...........     --           98.9           0.1        --            99.0
Inventories........................     --           56.6          --          --            56.6
Prepaid expenses and other.........      2.7         34.9           1.2        --            38.8
                                    --------     --------     ---------    --------      --------
     Total current assets..........     16.1        192.4           5.6        --           214.1

Property, plant and equipment, net.      2.5        115.5          15.9        (0.3)        133.6
Other assets.......................    147.4        234.0           0.6      (130.1)        251.9
                                    --------     --------     ---------    --------      --------

     Total assets..................$   166.0    $   541.9    $     22.1   $  (130.4)    $   599.6
                                    ========     ========     =========    ========      ========


Accounts payable...................$     0.2    $    70.6    $     --     $    --       $    70.8
Other current liabilities..........      2.8         70.9          (0.2)       --            73.5
                                    --------     --------     ---------     --------      --------
     Total current liabilities.....      3.0        141.5          (0.2)       --           144.3

Noncurrent liabilities.............     --           79.0           3.5        --            82.5
Long-term debt, less current
  maturities and intercompany
  advances (receivables) ..........     77.9        200.7           9.1        --           287.7

Total shareholders' equity.........     85.1        120.7           9.7      (130.4)         85.1
                                    --------     --------     ---------    --------      --------

     Total liabilities and shareholders'
         equity....................$   166.0    $   541.9    $     22.1   $  (130.4)     $   599.6
                                    ========     ========     =========    ========       ========






                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 1998
                                  (In millions)
                                   (Unaudited)

                                     PARENT    GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

Total revenue......................$    --      $   228.8    $      2.4   $    --       $   231.2
Cost of sales......................     --          199.2           1.5        --           200.7
                                    --------     --------     ---------    --------      --------
  Gross profit.....................     --           29.6           0.9        --            30.5
Selling, general, administrative...
 and amortization expenses.........      0.7         14.6          --          --            15.3
Gain on sale of leased freight cars     --           --            (1.2)       --            (1.2)
Patent litigation settlement.......     --          (16.8)         --          --           (16.8)
                                    --------     --------     ---------    --------      --------
   Operating income ...............     (0.7)        31.8           2.1        --            33.2
Interest expense, net..............      3.4          4.7           0.5        --             8.6
Equity (earnings) of subsidiaries..    (16.6)        --            --          16.6          --
Provision (benefit) for income taxes    (1.5)        11.5           0.6       --             10.6
                                    --------     --------     ---------    --------      --------
   Net income (loss)...............$    14.0    $    15.6    $      1.0   $   (16.6)    $    14.0
                                    ========     ========     =========    ========      ========












                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 1998
                                  (In millions)
                                   (Unaudited)


                                     PARENT     GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM
 OPERATING ACTIVITIES..............$    (8.9)   $    (1.9)   $     (0.1)  $    --       $   (10.9)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures............      --           (1.8)         --          --            (1.8)
  Leasing business assets and
   investments.....................     --           --            (2.2)       --            (2.2)
  Proceeds from sale of leased
   freight cars....................     --           --            24.3        --            24.3
                                    --------     --------     ---------    --------      --------
Cash provided by (used for)
   investing activities............     --           (1.8)         22.1        --            20.3

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Payments of term loans
   and capital lease...............     (0.8)        (0.1)         --          --            (0.9)
  Net borrowings under
   JAIX Leasing debt...............     --           --           (19.7)       --           (19.7)
  Intercompany advances............     (2.0)         2.0          --          --            --
                                    --------     --------     ---------    --------      --------
Cash provided by (used for)
   financing  activities...........     (2.8)         1.9         (19.7)       --           (20.6)

Net increase (decrease) in cash
 and cash equivalents..............    (11.7)        (1.8)          2.3        --           (11.2)
CASH AND CASH
 EQUIVALENTS,
  beginning of period..............     25.1          3.8           2.0       --             30.9
                                    --------     --------     ---------    --------      --------

CASH AND CASH
 EQUIVALENTS,
  end of period....................$    13.4    $     2.0    $      4.3   $   --        $    19.7
                                    ========     ========     =========    ========      ========







                      Condensed Consolidating Balance Sheet
                             as of December 31, 1997
                                  (In millions)


                                     PARENT    GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

Cash and cash equivalents..........$    25.1    $     3.8    $      2.0   $    --       $    30.9
Accounts receivable, net...........     --           60.5          --          --            60.5
Inventories........................     --           58.7          --          --            58.7
Prepaid expenses and other.........      2.6         13.9           1.0        --            17.5
                                    --------     --------     ---------    --------      --------
     Total current assets..........     27.7        136.9           3.0        --           167.6

Property, plant and equipment, net       2.6        117.3          36.9        (0.3)        156.5
Other assets.......................    124.7        242.8           0.8      (113.6)        254.7
                                    --------     --------     ---------    --------      --------

     Total assets..................$   155.0    $   497.0    $     40.7   $  (113.9)    $   578.8
                                    ========     ========     =========    ========      ========

Accounts payable...................$     0.5    $    54.7    $     --     $    --       $    55.2
Other current liabilities..........      2.7         60.2           0.5        --            63.4
                                    --------     --------     ---------    --------      --------
     Total current liabilities.....      3.2        114.9           0.5        --           118.6

Noncurrent liabilities.............     --           78.2           3.5        --            81.7
Long-term debt, less current
  maturities and intercompany
  advances (receivables)...........     80.8        198.8          27.9        --           307.5

Total shareholders' equity.........     71.0        105.1           8.8      (113.9)         71.0
                                    --------     --------     ---------    --------      --------

     Total liabilities and shareholders'
          equity...................$   155.0    $   497.0    $     40.7   $  (113.9)    $   578.8
                                    ========     ========     =========    ========      ========






                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 1997
                                  (In millions)
                                   (Unaudited)


                                     PARENT     GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

Total revenue......................$     0.1   $   114.4     $      1.2    $   --       $   115.7
Cost of sales......................    --           95.9            0.8        --            96.7
                                    --------    --------      ---------     -------      --------
  Gross profit ....................      0.1        18.5            0.4        --            19.0
Selling, general, administrative
 and amortization expenses.........    --           12.9           (0.3)       --             12.6
                                    --------    --------      ---------     -------       --------
  Operating income (loss)..........      0.1         5.6            0.7        --             6.4
Interest expense, net..............      3.1         5.2            0.3        --             8.6
Equity (earnings) of subsidiaries..      0.1        --             --          (0.1)         --
Provision (benefit) for income
  taxes............................     (1.2)        0.7            0.2        --            (0.3)
                                    --------    --------      ---------     -------      --------
  Net income (loss)................$    (1.9)  $    (0.3)    $      0.2    $    0.1     $    (1.9)
                                    ========      ========    =========     =======      ========








                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 1997
                                   (millions)
                                   (Unaudited)

                                     PARNET    GUARANTOR
                                    COMPANY   SUBSIDIARIES JAIX LEASING  ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM
 OPERATING ACTIVITIES..............$    (3.1)  $    (8.5)    $   --       $     --     $    (11.6)
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures ............     (0.1)       (1.1)        --             --           (1.2)
  Leasing business assets
   and investments.................     --           0.1        (23.4)          --          (23.3)
  Changes in restricted cash.......     --         --             4.4           --            4.4
                                    --------    --------      -------      ---------    ---------
Cash used for investing activities.     (0.1)       (1.0)       (19.0)          --          (20.1)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Payments of term loans and
   capital leases..................     (4.2)       --           --             --           (4.2)
  Net Borrowings under
   JAIX Leasing debt...............     --          --           16.5           --           16.5
  Intercompany advances............     (8.2)        8.2         --             --           --
  Deferred financing costs paid....     --          --           (0.3)          --           (0.3)
                                    --------    --------      -------      ---------    ---------
Cash provided by (used for)
   financing  activities..........     (12.4)        8.2         16.2           --           12.0

Net increase (decrease) in cash
 and cash equivalents..............    (15.6)       (1.3)        (2.8)          --          (19.7)
CASH AND CASH
 EQUIVALENTS,
  beginning of period..............     18.0         1.5          5.0           --           24.5
                                    --------     --------      -------     ---------    ---------

CASH AND CASH
 EQUIVALENTS,
  end of period....................$     2.4    $     0.2     $    2.2    $    --      $      4.8
                                    ========     ========      =======     =========    =========



ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



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

Following the rejection by the union members of a tentative agreement reached with Gunite Corporation (Gunite) on April 22, 1998, employees of Gunite went on strike on April 27, 1998. The Company cannot predict when negotiations may resume or when a new collective bargaining agreement may be reached. Nor can the Company offer assurance that a prolonged work stoppage at Gunite would not have a material adverse effect on the financial condition or results of operations of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
TOTAL REVENUE

Total revenue for the three months ended March 31, 1998 increased 99.8% to $231.2 million from $115.7 million in the first quarter of 1997. The revenue increase of $115.5 million was due primarily to the increase in freight car operations (2,087 new and rebuilt cars sold in 1998 vs 532 new and rebuilt cars in 1997 which included 380 cars sold to the lease fleet) of $102.9 million. Truck components and assemblies operations increased $8.7 million and iron casting operations increased $3.9 million over first quarter revenues of 1997. As of March 31, 1998 the Company's backlog of new and rebuilt freight cars was 4,625 as compared to 1,523 new and rebuilt freight cars on March 31, 1997.


COST OF SALES - MANUFACTURING AND GROSS PROFITS

Cost of Sales - Manufacturing for the three months ended March 31, 1998 as a percent of manufacturing sales was 87.0%, compared to 83.9% in 1997. Related gross profits were 13.0% and 16.1%, respectively. The decline in gross profits resulted primarily from increased sales from the freight car business in the current quarter which have historically generated lower gross profit margins than the truck components and iron castings operations. The aggregate gross profit increased $11.5 million and was a result of increased sales primarily from the freight car business.


SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general, and administrative expenses as a percentage of total revenue were 5.7% and 9.3% for the three months of 1998 and 1997, respectively. The decrease in selling, general, and administrative expense as a percentage of total revenue is related to the significant increase in total revenues of $115.5 million. Amortization expense as a percentage of total revenue was 0.9% and 1.8% for the three months of 1998 and 1997, respectively. Although actual amortization expense remained constant period to period, the increase in total revenue reduced the relative percentages.


OPERATING INCOME

Operating income was $33.2 million in the first quarter of 1998, compared to $6.4 million in the first quarter of 1997. Increased sales and margins accounted for $11.5 million of the increase. In addition, during the first quarter of 1998 the Company settled a patent infringement lawsuit for $16.8 million dollars. The Company also recognized $1.2 million gain in the first quarter of 1998 versus a $0.3 million gain in the first quarter of 1997 for the sale of leased freight cars. The increases to operating income were offset by an increase in selling, general and administrative expense of $2.4 million.

OTHER

Interest expense, net, was $8.6 million in the first quarter of 1998 which was comparable to the prior year. Interest expense in 1998 included interest on the additional $80 million "add on" Senior Subordinated Notes which were issued in August 1997, at an effective rate of 10.8%. The proceeds from the issuance of the additional senior notes were used to repay the Term A Tranche loan which had an effective rate of about 8.5%. The increase in interest expense on the Senior Notes (due to a higher effective interest rate) over the Term A Tranche loan was offset by reduced levels of outstanding Senior Bank Facilities in the first quarter of 1998 versus 1997. In addition, leasing business interest expense was $0.2 million higher in the first quarter of 1998, primarily as a result of the write off of deferred financing costs, due to the substantial pay down of debt.

Net income and diluted earnings per share for the first quarter of 1998 were $14.0 million and $1.40, respectively, compared to a net loss and loss per diluted share of $(1.9) million and $(0.19), respectively, for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, the Company used cash from operations of $10.9 million resulting from higher working capital requirements compared with a similar use of cash of $11.6 million for the first three months of 1997. The Company provided $20.3 million of net cash in investing activities, which was generated by the sale of leased freight cars of $24.3 million, offset by $1.8 million used for capital expenditures and $2.2 million leased business asset additions. Cash used by financing activities was $20.5 million for the first three months of 1998, due to the pay down of $19.6 million related to the sale of 380 cars from the lease fleet in the first quarter of 1998 and term loan principal payments of $0.9 million.

On April 1, 1998, the Company received $16.8 million from the settlement of its patent infringement lawsuit. The after-tax proceeds of $10.0 million were used to prepay obligations on the Tranche B term loan in April.

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

As of March 31, 1998, there was $92.5 million of term loans outstanding under the Senior Bank Facilities, $182.6 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line, after consideration of outstanding letters of credit of $17.0 million, was $58.0 million.

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

In June 1997, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities. See footnote 3 of the Condensed Consolidated Financial Statements for the three months ended March 31, 1998, for a description of this loan. As of March 31, 1998, there was $9.5 million outstanding under this facility.

The Company believes that the cash flow generated from its operations, together with amounts available under its revolving credit line, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of March 31, 1998, the Company's balance sheet included cash of $19.7 million.


ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of March 31, 1998, based on all of the information currently available to the Company, the Company has an environmental reserve of $11.2 million which management believes its adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" introduces a new model for segment reporting, called the
"management approach." The management approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting. Adoption of this new standard is scheduled for late 1998.

SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and was adopted by the Company effective January 1, 1998. This new pronouncement establishes standards for reporting and display of comprehensive income and its components. During the first quarter of 1998 there were no comprehensive items to report.

SOP 98-5, "Reporting on Costs of Start-Up Activities" was issued in April 1998 and is required to be adopted by the Company no later than 1999. The new pronouncement requires that companies expense the costs of start-up activities as those costs are incurred. Previously, such costs could have been capitalized and amortized and any such unamortized capitalized costs must be expensed upon adoption of the new standard. Management does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The patent infringement lawsuit commenced by JAC in December 1992 against Trinity Industries, Inc. ("Trinity") alleging infringement of JAC's patent for its BethGon Coalporter(R) freight car was settled on April 1, 1998. Pursuant to the settlement agreement, Trinity paid to the Company $16.75 million in cash as damages for Trinity's infringement. In addition, the settlement agreement provides that Trinity will not market, manufacture, use, sell or lease its infringing Aluminator II freight car through the expiration of the patent in November 1999. The settlement agreement further provides that the Company will covenant not to sue Trinity in connection with Trinity's's marketing, manufacturing, using, selling or leasing its single tub coal gondola freight car as presently designed and manufactured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS

The Company filed the following reports on Form 8-K during the three months ended March 31, 1998:

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

Dated: May 12, 1998