Form 10-Q
period 1998-06-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1998-08-06
CIK 906114

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

                 For the quarterly period ended June 30, 1998
                         Commission File No. 0-21830

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

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 1998 was 9,864,905.

--------------------------------------------------------------------------------

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          PAGE


PART I      FINANCIAL INFORMATION.......................................     3

Item 1      Condensed Consolidated Balance Sheets as
            of June 30, 1998, and December 31, 1997.....................   4-5

            Condensed Consolidated Statements of Income for
            the Three and Six Months Ended June 30, 1998 and 1997.......     6

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1998 and 1997.............   7-8

            Notes to Condensed Consolidated Financial Statements........  9-20


ITEM 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 21-27


PART II     OTHER INFORMATION   ........................................ 28-29

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

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                (In thousands)

                                                June 30,       December 31,
                                                  1998             1997
                                                  ----             ----
                                              (Unaudited)


      ASSETS

Current Assets:
 Cash and cash equivalents................... $  27,910        $  30,875
 Accounts receivable, net....................    94,126           60,484
 Inventories.................................    59,938           58,674
 Prepaid expenses and other..................    20,790           17,568
                                               --------         --------
   Total current assets......................   202,764          167,601

 Property, plant and equipment, net..........   116,185          118,063
 Leasing business assets, net................    17,264           38,430
 Deferred financing costs, net...............     9,338           11,594
 Intangible assets, net......................   238,910          243,150
                                               --------         --------
   Total assets.............................. $ 584,461        $ 578,838
                                               ========         ========


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                (In thousands)

                                                June 30,       December 31,
                                                  1998             1997
                                                  ----             ----
                                              (Unaudited)



  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable............................ $  70,323        $  55,246
 Accrued expenses and other payables.........    67,982           58,633
 Current maturities of long-term debt and
  capital lease..............................       824            4,783
                                               --------         --------
   Total current liabilities.................   139,129          118,662

Long-term debt and capital lease, less
 current maturities..........................    83,291           96,903
JAIX Leasing debt, less current maturities...     8,952           27,896
Senior subordinated notes....................   182,515          182,691
Deferred income taxes........................    35,788           36,373
Other long-term liabilities..................    43,466           45,293

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding...............        --               --
 Common stock, par $.01, 201,000 shares
  authorized, 9,861 and 9,768 issued and
  outstanding as of June 30, 1998
  and December 31, 1997,respectively.........        99               98
 Paid-in capital.............................    55,171           55,066
 Retained earnings...........................    36,080           15,886
 Employee receivables for stock purchases....       (30)             (30)
                                               --------         --------
   Total shareholders' equity    ............    91,320           71,020

  Total liabilities and shareholders' equity  $ 584,461        $ 578,838
                                               ========         ========




    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

(In thousands, except per share data)

                                        Three Months Ended    Six Months Ended
                                             JUNE 30,             JUNE 30,
                                            ---------            ---------
                                          1998      1997      1998       1997
                                          ----      ----      ----       ----

Net manufacturing sales.............   $ 236,442  $156,516  $ 465,256  $270,860
Leasing revenue.....................       1,772     1,724      4,151     3,102
                                        --------   -------   --------   -------
 Total revenue......................     238,214   158,240    469,407   273,962

Cost of sales - manufacturing.......     203,849   135,153    403,010   231,031
Cost of leasing.....................       1,332       661      2,820     1,489
                                        --------   -------   --------   -------
 Gross profit.......................      33,033    22,426     63,577    41,442

Selling, general and administrative
 expenses...........................      12,958    11,310     26,120    22,062
Amortization expense................       2,138     2,146      4,276     4,248
Gain on sale of leased freight cars.          --      (325)    (1,223)     (587)
Patent litigation settlement........          --        --    (16,750)       --
Pension termination gain............      (1,688)       --     (1,688)       --
                                        --------   -------   --------   -------
 Operating income...................      19,625     9,295     52,842    15,719

Interest expense, net...............       7,452     8,066     15,505    16,335
Interest expense - leasing  ........         213       667        782     1,046
                                        --------   -------   --------   -------

Income (loss) before income taxes
 and extraordinary item.............      11,960       562     36,555    (1,662)

Provision for income taxes..........       5,225     1,076     15,777       743
                                        --------   -------   --------   -------

Net income (loss) before
  extraordinary item................       6,735      (514)    20,778    (2,405)
Extraordinary item, net of income tax       (585)       --       (585)       --
                                        --------   -------   --------   -------

Net income (loss)...................   $   6,150  $   (514) $  20,193  $ (2,405)
                                        ========   =======   ========   =======

Weighted average common
 shares outstanding.................       9,813     9,837      9,790     9,805

Basic earnings (loss) per common share
 before extraordinary item..........   $    0.69  $  (0.05) $    2.13  $  (0.25)
Extraordinary item, net of income tax      (0.06)       --      (0.06)       --
                                        --------   -------   --------   -------

Basic earnings (loss) per common share $    0.63  $  (0.05) $    2.07  $  (0.25)
                                        ========   =======   ========   =======

Diluted weighted average
 common and equivalent shares
  outstanding.......................      10,165     9,837     10,114     9,805
Diluted earnings (loss) per common share
 before extraordinary item..........   $    0.66  $  (0.05) $    2.06   $ (0.25)
Extraordinary item, net of income tax      (0.05)       --      (0.06)       --
                                        --------   -------   --------    ------

Diluted earnings (loss) per common
  share.............................   $    0.61  $  (0.05) $    2.00   $ (0.25)
                                        ========   =======   ========    ======

    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (In thousands)
                                  (Unaudited)


                                                           Six Months Ended
                                                                JUNE 30,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------

OPERATING ACTIVITIES:
 Net income (loss)..................................    $  20,193   $  (2,405)

 Adjustments to reconcile  net income  (loss)
   to net cash provided by operating activities:
   Depreciation.....................................        7,632       7,807
   Amortization - deferred financing costs..........        2,057       1,094
   Amortization - other.............................        4,836       4,859
   Provision for postretirement benefits............        1,393       1,080
   Pension termination gain.........................       (1,688)         --
   Gain on sale of leased freight cars..............       (1,223)       (587)
   Deferred taxes...................................         (585)       (623)

 Changes in operating assets and liabilities:
   Accounts receivable, net.........................      (33,642)    (12,098)
   Inventories......................................       (1,264)     (4,846)
   Accounts payable.................................       15,077       8,702
   Other assets and liabilities.....................        3,983       2,886
                                                         --------    --------

 Net cash provided by operating activities..........       16,769       5,869
                                                         --------    --------

INVESTING ACTIVITIES:
 Capital expenditures...............................       (5,414)     (2,405)
 Leasing business asset additions...................       (2,265)    (25,682)
 Proceeds from sale of leased freight cars .........       24,320       7,487
 Other..............................................           42          13
                                                         --------    --------

 Net cash provided by (used for) investing activities   $  16,683   $ (20,587)
                                                         --------    --------


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (In thousands)
                                  (Unaudited)



                                                           Six Months Ended
                                                               JUNE 30,
                                                        ---------------------
                                                           1998        1997
                                                        ---------   ---------

FINANCING ACTIVITIES:
 Payments of term loans and capital lease..........     $ (16,760)  $  (8,415)
 Net borrowings (payments) under
   JAIX Leasing loans..............................       (19,755)     16,168
 Payment of deferred financing costs...............            (8)       (259)
 Other.............................................           106          --
                                                         --------    --------

 Net cash provided by (used for) financing activities     (36,417)      7,494

 Net decrease in cash and cash equivalents.........        (2,965)     (7,224)

CASH AND CASH EQUIVALENTS,
  beginning of period..............................        30,875      24,535
                                                         --------    --------

CASH AND CASH EQUIVALENTS,
  end of period....................................     $  27,910   $  17,311
                                                         ========    ========


                      SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest.............................     $  16,213   $  16,256
Cash paid for income taxes.........................     $  11,817   $     508



    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


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


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                              June 30,         December 31,
                                                1998              1997
                                                ----              ----
Raw materials and purchased
  components                                  $  9,474         $  10,894
Work-in-progress and finished goods             50,464            47,780
                                               -------          --------
                                              $ 59,938         $  58,674
                                               =======          ========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


3.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                               June 30,        December 31,
                                                1998              1997
                                                ----              ----

  Revolving loan                              $     --         $      --
  Tranche B term loan                           76,676            93,340
                                               -------          --------
    Total senior bank facilities                76,676            93,340

  Industrial revenue bond                        5,300             5,300
  Capital lease                                  1,688             1,783
  JAIX Leasing debt                              9,403            29,159
                                               -------          --------
    Total debt                                  93,067           129,582

  Less:
  Current maturities                              (824)           (4,783)
  Long-term portion of JAIX Leasing debt        (8,952)          (27,896)
                                               -------          --------

    Long-term debt                            $ 83,291         $  96,903
                                               =======          ========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


SENIOR BANK FACILITIES

The Company entered into a credit facility (Senior Bank Facilities) on August 23, 1995, in conjunction with the acquisition of Truck Components Inc. (TCI) and the related transactions. The revolving credit line portion of the Senior Bank Facilities provides for up to $75 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of June 30, 1998, availability under the revolving credit line, after consideration of outstanding letters of credit of $16.8 million, was $58.2 million.

At the Company's election, interest rates per annum for the revolving credit line are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Tranche B term loan are either (a) LIBOR plus margin of 3.00% or (b) ABR plus 2.00%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. As of June 30, 1998, the weighted average interest rate of all outstanding loans under the Senior Bank Facilities was 8.94%. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Tranche A term loan was repaid in full in the third quarter of 1997 in conjunction with the issuance of debt described in Note 4. The revolving credit line matures on March 31, 2002 and the Tranche B term loan matures on March 31, 2003.

On April 1, 1998, the Company received $16.8 million from the settlement of its patent infringement lawsuit. The after-tax proceeds of $10.0 million and an additional $5.0 million from operating activities were used to prepay obligations on the Tranche B term loan in the second quarter of 1998. The prepayment on this loan resulted in a $1.0 million ($0.6 million after tax) extraordinary charge representing the noncash write off of unamortized deferred financing costs related to this retired debt.

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

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


JAIX LEASING DEBT

On June 14, 1997, JAIX Leasing entered into a ten-year term loan which bears interest at an average interest rate of 9.35%. At June 30, 1998, debt outstanding under the facility was $9.4 million. The facility is secured by the underlying leases and assets and contains various covenants.

INDUSTRIAL REVENUE BONDS

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (3.70% as of June 30, 1998) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the Revolving Loans portion of the Senior Bank Facilities.

INTEREST RATE CONTRACTS

The Company has entered into various interest rate contracts to fix a portion of the cost of its variable rate Senior Bank Facilities. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contracts covering the current period is $75 million at a 5.98% fixed rate of interest plus the applicable borrowing margin. The contracts mature in August 1998.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


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

5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the Six Months Ended June 30, 1998
                                  (Unaudited)


out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. Accordingly, the Company reduced its environmental reserves by $14.3 million in the third quarter of 1997. As of June 30, 1998, based on all of the information currently available to the Company, the Company has an environmental reserve of $11.1 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


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

                      Condensed Consolidating Balance Sheet
                               as of June 30, 1998
                                  (In millions)
                                   (Unaudited)

                                               PAREMT       GUARANTOR
                                               COMPANY     SUBSIDIARIES   JAIX LEASING     ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------   ------------     ------------    ------------

Cash and cash equivalents................. $       23.6    $       (0.2)  $        4.5     $       --      $       27.9
Accounts receivable, net..................         --              93.6            0.6             --              94.2
Inventories...............................         --              59.9           --               --              59.9
Prepaid expenses and other................          1.7            17.3            1.8             --              20.8
                                            -----------     -----------    -----------      ------------    -----------
     Total current assets.................         25.3           170.6            6.9             --             202.8

Property, plant and equipment, net........          2.5           115.4           15.8              (0.3)         133.4
Other assets..............................        138.1           249.0            0.5            (139.3)         248.3
                                            -----------     -----------    -----------      ------------    -----------

     Total assets......................... $      165.9    $      535.0   $       23.2     $      (139.6)  $      584.5
                                            ===========     ===========    ===========      ============    ===========


Accounts payable.......................... $       --      $       70.0   $        0.3     $       --      $       70.3
Other current liabilities.................          0.2            68.0            0.6             --              68.8
                                            -----------     -----------    -----------      ------------    -----------
     Total current liabilities............          0.2           138.0            0.9             --             139.1

Noncurrent liabilities....................         --              75.8            3.5             --              79.3
Long-term debt, less current
  maturities and intercompany
  advances (receivables) .................         74.4           191.5            8.9             --             274.8

Total shareholders' equity................         91.3           129.7            9.9            (139.6)          91.3
                                            -----------     -----------     ----------       -----------     ----------

     Total liabilities and shareholders'
         equity........................... $      165.9    $      535.0   $       23.2     $      (139.6)   $     584.5
                                            ===========     ===========    ===========      ============     ==========






                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 1998
                                  (In millions)
                                   (Unaudited)

                                               PARENT       GUARANTOR
                                              COMPANY      SUBSIDIARIES   JAIX LEASING     ELIMINATIONS    CONSOLIDATED
                                             ---------     ------------   ------------     ------------    ------------

Total revenue............................. $       --      $      465.3   $        4.1     $       --      $     469.4
Cost of sales.............................         --             403.0            2.8             --            405.8
                                            -----------     -----------    -----------      -----------     ----------
  Gross profit............................         --              62.3            1.3             --             63.6
Selling, general, administrative
 and amortization expenses................          1.3            29.1            0.1             --             30.5
Gain on sale of leased freight cars.......         --              --             (1.2)            --             (1.2)
Patent litigation settlement..............         --             (16.8)          --               --            (16.8)
Pension termination gain..................         --              (1.7)          --               --             (1.7)
                                            -----------     -----------    -----------      -----------     ----------
   Operating income (loss)................         (1.3)           51.7            2.4             --             52.8
Interest expense, net.....................          6.5             9.2            0.6             --             16.3
Equity (earnings) of subsidiaries.........        (25.7)           --             --               25.7           --
Provision (benefit) for income
  taxes...................................         (2.9)           17.9            0.7             --             15.7
                                            -----------     -----------    -----------      -----------     ----------
   Net income (loss) before
   extraordinary item.....................         20.8            24.6            1.1            (25.7)          20.8

Extraordinary item,
 net of income tax........................         (0.6)           --             --                --            (0.6)
                                            -----------     -----------     ----------      -----------     ----------

Net income (loss)......................... $       20.2    $       24.6   $        1.1     $      (25.7)   $      20.2
                                            ===========     ===========    ===========      ===========     ==========










                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 1998
                                  (In millions)
                                   (Unaudited)


                                              PARENT        GUARANTOR
                                              COMPANY      SUBSIDIARIES   JAIX LEASING     ELIMINATIONS    CONSOLIDATED
                                             ---------     ------------   ------------     ------------    ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES..................... $       7.9     $        8.6   $        0.3     $       --      $      16.8

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures...................         --               (5.4)          --               --             (5.4)
  Leasing business assets and
   investments............................         0.1             --             (2.3)            --             (2.2)
  Proceeds from sale of leased
   freight cars...........................        --               --             24.3             --             24.3
                                            ----------       ----------    -----------      -----------     ----------
Cash provided by (used for)
   investing activities...................         0.1             (5.4)          22.0             --             16.7

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Payments of term loans
   and capital lease......................       (16.6)            (0.1)          --               --            (16.7)
  Net payments under
   JAIX Leasing debt......................        --               --            (19.8)            --            (19.8)
  Intercompany advances...................         7.1             (7.1)          --               --             --
                                            ----------       ----------    -----------      -----------     ----------
Cash used for financing  activities.......        (9.5)            (7.2)         (19.8)            --            (36.5)

Net increase (decrease) in cash
 and cash equivalents.....................        (1.5)            (4.0)           2.5             --             (3.0)
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................        25.1              3.8            2.0             --             30.9
                                            ----------      -----------    -----------      -----------     ----------

CASH AND CASH
 EQUIVALENTS,
  end of period........................... $      23.6     $       (0.2)  $        4.5     $       --      $      27.9
                                            ==========      ===========    ===========      ===========     ==========







                      Condensed Consolidating Balance Sheet
                             as of December 31, 1997
                                  (In millions)


                                               PARENT       GUARANTOR
                                              COMPANY      SUBSIDIARIES   JAIX LEASING     ELIMINATIONS    CONSOLIDATED
                                             --------      ------------   ------------     ------------    ------------

Cash and cash equivalents................. $     25.1      $      3.8     $        2.0     $     --        $      30.9
Accounts receivable, net..................       --              60.5             --             --               60.5
Inventories...............................       --              58.7             --             --               58.7
Prepaid expenses and other................        2.6            13.9              1.0           --               17.5
                                            ---------       ---------      -----------      ---------       ----------
     Total current assets.................       27.7           136.9              3.0           --              167.6

Property, plant and equipment, net                2.6           117.3             36.9           (0.3)           156.5
Other assets..............................      124.7           242.8              0.8         (113.6)           254.7
                                            ---------       ---------      -----------      ---------       ----------

     Total assets......................... $    155.0      $    497.0     $       40.7     $   (113.9)     $     578.8
                                            =========       =========      ===========      =========       ==========

Accounts payable.......................... $      0.5      $     54.7     $       --       $     --        $      55.2
Other current liabilities.................        2.7            60.2              0.5           --               63.4
                                            ---------       ---------      -----------      ---------       ----------
     Total current liabilities............        3.2           114.9              0.5           --              118.6

Noncurrent liabilities....................       --              78.2              3.5           --               81.7
Long-term debt, less current
  maturities and intercompany
  advances (receivables)..................       80.8           198.8             27.9           --              307.5

Total shareholders' equity................       71.0           105.1              8.8         (113.9)            71.0
                                            ---------       ---------       ----------      ---------       ----------

     Total liabilities and shareholders'
          equity.......................... $    155.0      $    497.0     $       40.7     $   (113.9)     $     578.8
                                            =========       =========      ===========      =========       ==========






                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 1997
                                  (In millions)
                                   (Unaudited)


                                               PARENT       GUARANTOR
                                               COMPANY     SUBSIDIARIES   JAIX LEASING      ELIMINATIONS   CONSOLIDATED
                                              --------     ------------   ------------      ------------   ------------

Total revenue............................. $       0.2    $       270.9   $        2.9      $      --      $     274.0
Cost of sales.............................        --              231.1            1.5             --            232.6
                                            ----------     ------------    -----------       ----------     ----------
  Gross profit ...........................         0.2             39.8            1.4             --             41.4
Selling, general, administrative
 and amortization expenses................        (0.2)            26.1           (0.2)            --             25.7
                                            ----------     ------------    -----------       ----------     ----------
  Operating income .......................         0.4             13.7            1.6             --             15.7
Interest expense, net.....................         6.0             10.4            1.0             --             17.4
Equity (earnings) of subsidiaries.........        (1.0)            --             --                1.0           --
Provision (benefit) for income
  taxes...................................        (2.2)             2.7            0.2             --              0.7
                                            ----------     ------------    -----------       ----------     ----------
  Net income (loss)....................... $      (2.4)   $         0.6   $        0.4      $      (1.0)  $      (2.4)
                                            ==========     ============    ===========       ==========     ==========







                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 1997
                                  (In millions)
                                   (Unaudited)

                                                PARENT     GUARANTOR
                                                COMPANY    SUBSIDIARIES   JAIX LEASING     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------   ------------     ------------    ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES..................... $       (2.2)   $        5.2   $        2.9     $       --      $       5.9

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures ...................         (0.1)           (2.3)          --               --             (2.4)
  Leasing business assets
   and investments........................         --              --            (25.7)            --            (25.7)
  Proceeds from sale of leased
   freight cars...........................          3.0            --              4.5             --              7.5
                                            -----------     -----------    -----------      -----------     ----------
Cash provided by (used for)
   investing activities...................          2.9            (2.3)         (21.2)            --            (20.6)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Payments of term loans and
   capital leases.........................         (8.3)           (0.1)          --               --             (8.4)
  Net borrowings under
   JAIX Leasing debt......................         --              --             16.2             --             16.2
  Intercompany advances...................          5.9            (5.9)          --               --             --
  Deferred financing costs paid...........        --              --              (0.3)            --             (0.3)
                                            -----------     -----------    -----------      -----------     ----------
Cash provided by (used for)
   financing activities..................          (2.4)           (6.0)          15.9             --              7.5

Net decrease in cash and
 cash equivalents.........................         (1.7)           (3.1)          (2.4)            --             (7.2)
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................         18.1             1.4            5.0             --             24.5
                                            -----------     -----------     ----------      -----------     ----------

CASH AND CASH
 EQUIVALENTS,
  end of period........................... $       16.4    $       (1.7)   $       2.6     $       --      $      17.3
                                            ===========     ===========     ==========      ===========     ==========


ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998



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

The operating results of Johnstown America Corporation (JAC) and Freight Car Services (FCS), the Company's freight car manufacturing subsidiaries, are driven principally by the number and type of new and rebuilt freight cars delivered in any given period. Due to the large size of customer orders, the specific time frame for delivery of freight cars ordered and variations in the mix of cars ordered, the number and type of cars produced in any given quarter may fluctuate greatly. As a result, the Company's revenues and results of operations and cash flows from operations may fluctuate as well.

During the first six months of 1998, net income of $20.2 million included three non-recurring items: an extraordinary charge (net of income tax) of $0.6 million related to early debt retirement, a patent lawsuit settlement of $16.8 million ($10.0 million after tax) and a pension termination gain of $1.7 million ($1.0 million after tax). Net income for the first six months of 1998 excluding the three non-recurring items was $9.8 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997
TOTAL REVENUE

Total revenue for the three months ended June 30, 1998 increased by 50.6% to $238.2 million from $158.2 million in the second quarter of 1997. The revenue increase of $80.0 million was due primarily to the increase in freight car sales of $80.4 million (2,163 new and rebuilt cars sold in 1998 versus 1,043 new and rebuilt cars sold in 1997). Iron castings operations revenues increased $1.2 million, offset by a $1.3 million decrease in revenue from the truck components operations which was primarily due to a three week labor strike in May 1998 at Gunite Corporation.

COST OF SALES - MANUFACTURING AND GROSS PROFITS

Cost of Sales - Manufacturing for the three months ended June 30, 1998 as a percent of manufacturing sales was 86.2%, compared to 86.4% in 1997. Related gross profit margins were 13.8% and 13.6%, respectively. Freight car operations gross profit margins as a percentage of sales substantially improved versus the second quarter of 1997, offsetting the impact of a higher mix of freight car business relative to the truck component and iron casting operations which historically generate higher gross profit margins as a percentage of sales. The aggregate gross profits increased $10.6 million and was a result of increased sales and margins, primarily from the freight car business.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general, and administrative expenses as a percentage of total revenue were 5.4% and 7.1% for the three months ended June 30, 1998 and 1997, respectively. The decrease in selling, general, and administrative expense as a percent of total revenue was primarily caused by the significant increase in total revenue of $80.0 million, without a similar increase in costs needed to achieve such revenues. Amortization expense as a percentage of total revenue was 0.9% and 1.4% for the three months ended June 30, 1998 and 1997, respectively, although actual amortization expense remained consistent period to period.

OPERATING INCOME

Operating income was $19.6 million in the second quarter of 1998, compared to $9.3 million in the second quarter of 1997. Increased sales and margins accounted for $10.6 million of the increase. The Company also recognized a $1.7 million gain on the termination of a former pension plan, versus a $0.3 million gain in the second quarter of 1997 from the sale of leased freight cars. These increases to operating income were offset by an increase in selling, general, and administrative expenses of $1.6 million.

OTHER

Interest expense, net, was $7.7 million in the second quarter of 1998 compared to $8.7 in the second quarter of 1997. A decrease of $0.7 million in leasing business and term debt interest expense, as a result of reduced levels of related debt, and a $0.3 million increase in interest income in the second quarter of 1998 resulted in a decrease in net interest expense of $1.0 from 1997 levels.

During the second quarter, related to early debt retirement, the Company recorded a $1.0 million ($0.6 million after tax) extraordinary charge representing the noncash write-off of unamortized deferred financing costs related to this debt.

Net income and diluted earnings per share before the extraordinary item for the second quarter of 1998 were $6.7 million and $0.66, respectively, compared to a net loss and loss per share of $0.5 million and $0.05, respectively, for the second quarter of 1997.

Net income and diluted earnings per share for the second quarter of 1998 were $6.2 million and $0.61, respectively compared to a net loss and loss per share of $0.5 million and $0.05, respectively, for the second quarter of 1997.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
TOTAL REVENUE

Total revenue for the six months ended June 30, 1998 increased by 71.3% to $469.4 million from $274.0 million in the first six months of 1997. The revenue increase of $195.4 million was due primarily to the increase in freight car sales of $183.1 million (4,250 new and rebuilt cars sold in 1998 versus 1,575 new and rebuilt cars in 1997). Truck components and assemblies operations revenues, which were negatively effected by the Gunite labor strike in May 1998, increased $7.2 million and iron casting operations revenues increased $5.1 million over the first six months of 1997. As of June 30, 1998 the Company's backlog of new and rebuilt freight cars was 5,194 as compared to 1,949 new and rebuilt freight cars on June 30, 1997.


COST OF SALES - MANUFACTURING AND GROSS PROFITS

Cost of Sales - Manufacturing for the six months ended June 30, 1998 as a percent of manufacturing sales was 86.7%, compared to 85.3% in 1997. Related gross profit percentages were 13.3% and 14.7%, respectively. The decline in gross profit percent resulted primarily from increased sales from the freight car business which have historically generated lower gross profit margins than the truck components and iron castings operations. The aggregate gross profit increased $22.1 million and was a result of increased sales, primarily from the freight car business.


SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general, and administrative expenses as a percentage of total revenue were 5.6% and 8.1% for the six months of 1998 and 1997, respectively. The decrease in selling, general, and administrative expense as a percentage of total revenue is primarily due to the significant increase in total revenues of $195.4 million. Amortization expense as a percentage of total revenue was 0.9% and 1.6% for the six months of 1998 and 1997, respectively, although actual amortization expense remained constant period to period.

OPERATING INCOME

Operating income was $52.8 million in the first six months of 1998, compared to $15.7 million in the first six months of 1997. Increased sales and margins accounted for $22.1 million of the increase. In addition, during the first six months of 1998 the Company settled a patent infringement lawsuit for $16.8 million and recognized a gain of $1.7 on the settlement of a former pension plan at Gunite, the latter of which was generally offset by the impact of the three week strike at Gunite in the second quarter of 1998. The Company also recognized a $1.2 million gain in the first six months of 1998 versus a $0.6 million gain in the first half of 1997 from the sale of leased freight cars. These increases to operating income were offset by an increase in selling, general and administrative expense of $4.1 million.

OTHER

Interest expense, net, was $16.3 million in the first half of 1998 compared to $17.4 million in the first half of 1997. A decrease of $0.9 million on leasing business and term debt interest expense, as a result of reduced levels of related debt and a $0.4 million increase in interest income was offset by the one time write-off of $0.2 million of non-cash deferred financing costs, in connection with reductions in leasing business debt in the first half of 1998.

Net income and diluted earnings per share before the extraordinary item for the first six months of 1998 were $20.8 million and $2.06, respectively, compared to a net loss and loss per basic share of $2.4 million and $0.25, respectively, for the first six months of 1997.

Net income and diluted earnings per share for the first six months of 1998 were $20.2 million and $2.00, respectively, compared to a net loss and loss per diluted share of $2.4 million and $0.25, respectively, for the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, the Company provided net cash from operations of $16.8 million compared with providing net cash of $5.9 million for the first six months of 1997. The Company provided $16.7 million of net cash from investing activities for the first half of 1998, which was generated by proceeds from the sale of leased freight cars of $24.3 million, offset by $5.4 million used for capital expenditures and $2.3 million for leased business asset additions. Cash used for financing activities was $36.4 million for the first six months of 1998 and represents senior debt and leasing business debt pay downs. JAIX Leasing loans were paid down by $19.8 million with the proceeds from the sale of 380 cars from the lease fleet in the first quarter of 1998. The Company also made $1.8 million in scheduled term debt and capital lease payments and $15.0 in term loan prepayments in the second quarter. The prepayments were funded by proceeds from the patent lawsuit settlement and cash provided by operating activities.

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

As of June 30, 1998, there was $76.7 million of term loans outstanding under the Senior Bank Facilities, $182.5 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line, after consideration of outstanding letters of credit of $16.8 million, was $58.2 million.

Interest payments on the Notes and the Senior Bank Facilities represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and requires interest payments on varying dates depending upon the interest rate option selected by the Company. The term loan under the Senior Bank Facilities does not require any material periodic principal payments until March, 2000.

In June 1997, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities. See footnote 3 of the Condensed Consolidated Financial Statements for the six months ended June 30, 1998, for a description of this loan. As of June 30, 1998, there was $9.4 million outstanding under this facility.

The Company and its subsidiaries utilize software and related technologies throughout its businesses that will be affected by the date change in the year 2000. In 1997 the Company initiated a comprehensive program to ensure that its various business systems continue to function properly in the year 2000. The cost of becoming "Year 2000" compliant is not expected to be material in relation to the consolidated financial statements.

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

As of June 30, 1998, the Company's balance sheet included cash of $27.9 million.


ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of June 30, 1998, based on all of the information currently available to the Company, the Company has an environmental reserve of $11.1 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

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

SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and was adopted by the Company effective January 1, 1998. This new pronouncement establishes standards for reporting and display of comprehensive income and its components. During the first six months of 1998 there were no comprehensive items to report.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in

June 1998 and must be adopted by the Company in year 2000. This new pronouncement will require the Company to record derivatives on the balance sheet as assets or liabilities, measured at fair value and gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the Company because the use of derivatives at the Company is not significant.

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

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the lawsuit commenced by Truck Components Inc. and Brillion Iron Works, Inc. ("Brillion") against Beatrice and the Robins Group seeking, among other things, indemnification from prior owners of Brillion for certain environmental costs, the United States Court of Appeals for the Seventh Circuit on May 7, 1998 affirmed the 1996 judgment of the district court which held that the defendants did not owe any indemnity obligation to Brillion for the sites at issue and that Brillion owes Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. In June 1998, the Court denied Brillion's petition for rehearing. Another lawsuit by Brillion against Beatrice and its parent, ConAgra, Inc., for, among other things, indemnification and recovery of costs at another site, the Lemberger Landfill, was commenced in December 1997 and remains pending. Such case is in the early stages of discovery with oral agreements set for September 1998 on a motion to dismiss filed by Beatrice and ConAgra.

The Company is involved in various lawsuits and warranty claims in the normal course of business. In the opinion of management of the Company, the outcome of these lawsuits and claims will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 7, 1998. At the meeting, shareholders voted on the election of two directors. The results were as follows:

1.    Election of Directors

                     VOTES FOR    VOTES WITHHELD
                     ---------    --------------
R. Philip Silver     9,007,009            43,525
Francis A. Stroble   9,007,209            43,325

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS

The Company filed the following reports on Form 8-K during the three months ended June 30, 1998:

Form 8-K filed by the Company on April 6, 1998 regarding the settlement of the patent infringement lawsuit with Trinity Industries, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.



By /S/ ANDREW M. WELLER
----------------------------------
          Andrew M. Weller
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Dated: August 6, 1998