Form 10-Q
period 1998-09-30
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1998-11-12
CIK 906114

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

              For the quarterly period ended September 30, 1998
                         Commission File No. 0-21830

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

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 9, 1998 was 9,896,104.

------------------------------------------------------------------------------

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          Page


PART I      FINANCIAL INFORMATION.......................................    3

Item 1      Condensed Consolidated Balance Sheets as
            of September 30, 1998, and December 31, 1997................   4-5

            Condensed Consolidated Statements of Income for
            the Three and Nine Months Ended September 30, 1998 and 1997.    6

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997.......   7-8

            Notes to Condensed Consolidated Financial Statements........  9-20


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 21-28


PART II     OTHER INFORMATION   ........................................ 29-30

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

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (In thousands)

                                                  September 30,   December 31,
                                                      1998           1997
                                                      ----           ----
                                                  (Unaudited)
      ASSETS

Current Assets:
 Cash and cash equivalents.....................  $   38,047      $   30,875
 Accounts receivable, net......................      90,364          60,484
 Inventories...................................      59,066          58,674
 Prepaid expenses and other....................      17,841          17,568
                                                  ---------       ---------
   Total current assets........................     205,318         167,601

 Property, plant and equipment, net............     115,967         118,063
 Leasing business assets, net..................      17,294          38,430
 Deferred financing costs, net.................       7,948          11,594
 Intangible assets, net........................     236,786         243,150
                                                  ---------       ---------
   Total assets................................  $  583,313      $  578,838
                                                  =========       =========


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (In thousands)

                                                   September 30,  December 31,
                                                       1998          1997
                                                       ----          ----
                                                   (Unaudited)


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.................................$   72,611    $    55,246
 Accrued expenses and other payables..............    67,325         58,633
 Current maturities of long-term debt, capital
  lease and JAIX Leasing debt.....................       667          4,783
                                                   ---------      ---------
   Total current liabilities......................   140,603        118,662

Long-term debt and capital lease, less current
  maturities......................................    73,366         96,903
JAIX Leasing debt, less current maturities........     8,833         27,896
Senior subordinated notes.........................   182,426        182,691
Deferred income taxes.............................    35,476         36,373
Other long-term liabilities.......................    42,272         45,293

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding....................         -              -
 Common stock, par $.01, 201,000 shares
  authorized, 9,896 and 9,768 issued and outstanding
  as of September 30, 1998 and December 31, 1997,
  respectively....................................        99             98
Paid-in capital...................................    56,198         55,066
Retained earnings.................................    44,065         15,886
Employee receivables for stock purchases..........       (25)           (30)
                                                   ---------      ---------
   Total shareholders' equity    .................   100,337         71,020
                                                   ---------      ---------
   Total liabilities and shareholders' equity.....$  583,313     $  578,838
                                                   =========      =========




    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

(In thousands, except per share data)

                                   Three Months Ended       Nine Months Ended
                                     September 30,             September 30,
                                     -------------             -------------
                                    1998        1997         1998         1997
                                    ----        ----         ----         ----

Net manufacturing sales......... $ 240,710   $ 184,674    $ 705,966   $ 455,534
Leasing revenue.................     2,047       2,122        6,198       5,224
                                  --------    --------     --------    --------
 Total revenue..................   242,757     186,796      712,164     460,758

Cost of sales - manufacturing...   204,566     160,922      607,576     391,954
Cost of leasing.................     1,007       1,157        3,827       2,646
                                  --------    --------     --------    --------
 Gross profit...................    37,184      24,717      100,761      66,158

Selling, general and administrative
 expenses.......................    12,941      11,140       39,061      33,203
Amortization expense............     2,158       2,169        6,434       6,416
Gain on sale of leased freight cars      -        (239)      (1,223)       (826)
Pension termination gain........         -           -       (1,688)          -
Patent litigation settlement....         -           -      (16,750)          -
Reduction of environmental reserves      -     (14,300)           -     (14,300)
                                  --------    --------     --------    --------
 Operating income...............    22,085      25,947       74,927      41,665

Interest income.................      (421)       (343)      (1,023)       (532)
Interest expense................     7,676       8,386       23,783      24,903
Interest expense - leasing  ....       223         664        1,005       1,716
                                  --------    --------     --------    --------

 Income before income
   taxes and extraordinary item     14,607      17,240       51,162      15,578

Provision for income taxes......     6,223       7,142       22,000       7,885
                                  --------    --------     --------    --------

Net income before
  extraordinary item............     8,384      10,098       29,162       7,693
Extraordinary item, net of
  income taxes..................      (399)     (2,009)        (984)     (2,009)
                                  --------    --------     --------    --------

 Net income..................... $   7,985   $   8,089    $  28,178   $   5,684
                                 =========   =========    =========   =========

Weighted average common
 shares outstanding.............     9,873       9,800        9,818       9,795

Basic earnings per common share
 before extraordinary item...... $    0.85   $    1.03    $    2.97   $    0.79
 Extraordinary item, net of
  income tax....................     (0.04)      (0.20)       (0.10)      (0.21)
                                  --------    --------     --------    --------

Basic earnings per common share  $     0.81  $    0.83    $    2.87   $    0.58
                                  =========   ========     ========    ========

Diluted weighted average
 common and equivalent shares
 outstanding..................      10,187       9,800       10,138       9,795
Diluted earnings per common share
 before extraordinary item....   $    0.82   $    1.03    $    2.88   $    0.79
Extraordinary item, net of
 income tax...................       (0.04)      (0.20)       (0.10)      (0.21)
                                  --------    --------     --------    --------

Diluted earnings per common
 share........................   $   0.78   $     0.83    $    2.78   $    0.58
                                  =======    =========     ========    ========

    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                       -------------
                                                    1998          1997
                                                    ----          ----

OPERATING ACTIVITIES:
 Net income .................................  $  28,178        $  5,684

 Adjustments for items not affecting cash
  from operating activities:
  Depreciation...............................     11,425          11,590
  Amortization - other.......................      7,591           7,317
  Amortization - deferred financing costs....      1,358           1,631
  Gain on sale of leased freight cars........     (1,223)           (826)
  Deferred income tax expense (benefit) .....       (897)          4,641
  Reduction in environmental reserves........          -         (14,300)
  Postretirement benefits....................      2,089           1,379
  Extraordinary item net of income taxes.....        984           2,009
  Pension termination gain...................     (1,688)              -

 Changes in operating assets and liabilities:
 Accounts receivable, net....................    (29,880)        (20,252)
 Inventories.................................       (392)         (4,939)
 Accounts payable............................     17,364          10,370
 Other assets and liabilities................      4,823             277
                                                --------         -------

 Net cash provided by operating activities...     39,732           4,581
                                                --------         -------

INVESTING ACTIVITIES:
  Capital expenditures.......................     (8,949)         (4,230)
  Leasing business asset additions...........     (2,476)        (25,622)
  Proceeds from sales of leased freight cars      24,320           9,932
  Other......................................        130             578
                                                --------         -------


 Net cash provided by (used for) investing
  activities.................................     13,025         (19,342)
                                                --------         -------


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (In thousands)
                                  (Unaudited)



                                                    Nine Months Ended
                                                       September 30,
                                                       -------------
                                                   1998            1997
                                                   ----            ----

FINANCING ACTIVITIES:
 Issuance of senior subordinated notes....... $       -        $  82,823
 Payments of term loans and capital lease....   (26,852)         (89,296)
 Net borrowings (payments) under
   JAIX Leasing debt.........................   (19,864)          15,876
 Payment of deferred financing costs.........         -           (3,476)
 Other.......................................     1,131                -
                                               --------         --------

 Net cash provided by (used for) financing
  activities.................................   (45,585)           5,927

 Net increase (decrease)in cash and cash
  equivalents................................     7,172           (8,834)

CASH AND CASH EQUIVALENTS,
  beginning of period........................    30,875           24,535
                                               --------         --------

CASH AND CASH EQUIVALENTS,
  end of period.............................. $  38,047        $  15,701
                                               ========         ========


                      SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest....................... $  29,120        $  26,917
Cash paid for income taxes................... $  19,626        $     718


    See accompanying notes to condensed consolidated financial statements.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)


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


2.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                             September 30,     December 31,
                                                1998              1997
                                                ----              ----
Raw materials and purchased
  components                                $   10,183        $   10,894
Work-in-progress and finished goods             48,883            47,780
                                             ---------         ---------
                                            $   59,066        $   58,674
                                             =========         =========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)


3.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                             September 30,     December 31,
                                                1998              1997
                                                ----              ----

  Revolving loan                              $      -         $       -
  Tranche B term loan                           66,632            93,340
                                               -------          --------
    Total senior bank facilities                66,632            93,340

  Industrial revenue bond                        5,300             5,300
  Capital lease                                  1,640             1,783
  JAIX Leasing debt                              9,294            29,159
                                               -------          --------
    Total debt                                  82,866           129,582

  Less:
  Current maturities                              (667)           (4,783)
  Long-term portion of JAIX Leasing debt        (8,833)          (27,896)
                                               -------          --------

    Long-term debt                            $ 73,366         $  96,903
                                               =======          ========

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)

Senior Bank Facilities
----------------------

The Company entered into a credit facility (Senior Bank Facilities) on August 23, 1995, in conjunction with the acquisition of Truck Components Inc. (TCI) and the related transactions. The revolving credit line portion of the Senior Bank Facilities provides for up to $75 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of September 30, 1998, availability under the revolving credit line, after consideration of outstanding letters of credit of $16.8 million, was $58.2 million.

At the Company's election, interest rates per annum for the revolving credit line are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Tranche B term loan are either (a) LIBOR plus a borrowing margin of 3.00% or (b) ABR plus 2.00%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. As of September 30, 1998, the weighted average interest rate of all outstanding loans under the Senior Bank Facilities was 8.65%. Borrowings under the Senior Bank Facilities are guaranteed by each of the Company's subsidiaries other than JAIX Leasing (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Tranche A term loan was repaid in full in the third quarter of 1997 in conjunction with the issuance of debt described in Note 4. Upon the early retirement of this loan, the Company recorded a $3.3 million ($2.0 million after-tax) extraordinary charge primarily representing the writeoff of unamortized deferred financing costs related to the retired debt. The revolving credit line matures on March 31, 2002 and the Tranche B term loan matures on March 31, 2003.

On April 1, 1998, the Company received $16.8 million from the settlement of its patent infringement lawsuit. The after-tax proceeds of $10.0 million and an additional $15.0 million from operating activities were used to prepay obligations on the Tranche B term loan in the second and third quarters of 1998. The prepayments on this loan resulted in a $1.6 million ($1.0 million after tax) extraordinary charge for the nine months ended September 30, 1998 ($0.4 million after tax for the three months then ended) representing the noncash writeoff of unamortized deferred financing costs related to this retired debt.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)


The Senior Bank Facilities contain various financial covenants including capital expenditure limitations, maximum leverage and minimum interest coverage ratios, and minimum net worth, and also restrict the Company from paying dividends, repurchasing common stock and making other distributions in certain circumstances.

Industrial Revenue Bonds
------------------------

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued the Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (4.05% as of September 30, 1998) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the revolving credit line portion of the Senior Bank Facilities.

JAIX Leasing Debt
-----------------

On June 14, 1997, JAIX Leasing entered into a ten-year term loan which bears interest at an average interest rate of 9.32%. At September 30, 1998, debt outstanding under the facility was $9.3 million. The facility is secured by the underlying leases and assets and contains various covenants. On February 2, 1998, JAIX Leasing sold 380 of its owned freight cars and used the proceeds to repay $19.5 million of the outstanding term loan.

Interest Rate Contracts
-----------------------

The Company has entered into an interest rate contract to fix a portion of the cost of its variable rate Senior Bank Facilities. This contract limits the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amount outstanding on the interest rate contract covering the current period is $25 million at a 6.14% fixed rate of interest plus the applicable borrowing margin. The contract matures in August 2000.

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)


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

5.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain

              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 1998
                                  (Unaudited)


alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. Accordingly, the Company reduced its environmental reserves by $14.3 million in the third quarter of 1997. As of September 30, 1998, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.7 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


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


              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                            as of September 30, 1998
                                  (In millions)
                                   (Unaudited)

                                            Parent       Guarantor
                                           Company      Subsidiaries    JAIX Leasing     Eliminations    Consolidated
                                           -------      ------------    ------------     ------------    ------------

Cash and cash equivalents.................  $    33.0      $    (0.2)     $      5.2      $        -      $     38.0
Accounts receivable, net..................          -           89.2             1.2               -            90.4
Inventories...............................          -           59.1             -                 -            59.1
Prepaid expenses and other................        2.1           14.4             1.3               -            17.8
                                            ---------      ---------      ----------      ----------      ----------
     Total current assets.................       35.1          162.5             7.7               -           205.3

Property, plant and equipment, net........        2.4          115.3            15.9            (0.3)          133.3
Other assets..............................      147.7          236.6             0.2          (139.8)          244.7
                                            ---------      ---------      ----------      ----------      ----------
 ..........................................
     Total assets.........................  $   185.2      $   514.4      $     23.8      $   (140.1)     $    583.3
                                            =========      =========      ==========      ==========      ==========


Accounts payable..........................  $       -      $    72.3      $      0.3      $        -      $     72.6
Other current liabilities.................      (13.6)          80.4             1.2               -            68.0
                                            ---------      ---------      ----------      ----------      ----------
     Total current liabilities............      (13.6)         152.7             1.5               -           140.6

Noncurrent liabilities....................          -           74.3             3.5               -            77.8
Long-term debt, less current
  maturities and intercompany
  advances (receivables)..................       98.5          157.3             8.8               -           264.6

Total shareholders' equity................      100.3          130.1            10.0          (140.1)          100.3
                                            ---------      ---------      ----------      ----------      ----------

     Total liabilities and shareholders'
         equity...........................  $   185.2      $   514.4      $     23.8      $   (140.1)     $    583.3
                                            =========      =========      ==========      ==========      ==========





               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 1998
                                  (In millions)
                                   (Unaudited)

                                             Parent       Guarantor
                                            Company      Subsidiaries    JAIX Leasing     Eliminations    Consolidated
                                            -------      ------------    ------------     ------------    ------------

Total revenue.............................  $       -      $   706.0       $      6.2     $         -     $    712.2
Cost of sales.............................          -          607.6              3.8               -          611.4
                                            ---------      ---------       ----------     -----------     ----------
 Gross profit.............................          -           98.4              2.4               -          100.8

Selling, general, administrative
 and amortization expenses................        2.1           42.8              0.7               -           45.6
Gain on sale of lease freight cars........          -              -             (1.2)              -           (1.2)
Pension termination gain..................          -           (1.7)               -               -           (1.7)
Patent litigation settlement..............          -          (16.8)               -               -          (16.8)
                                            ---------      ---------       ----------     -----------     ----------
  Operating income........................       (2.1)          74.1              2.9               -           74.9

Interest expense, net.....................        9.6           13.3              0.8               -           23.7
Equity (earnings) of subsidiaries.........      (36.2)             -                -            36.2              -
Provision (benefit) for income taxes......       (4.7)          25.9              0.8              -            22.0
                                            ---------      ---------       ----------     -----------     ----------
  Net income (loss) before
   extraordinary item.....................       29.2           34.9              1.3           (36.2)          29.2

Extraordinary item, net of tax............        1.0              -                -               -            1.0
                                            ---------      ---------       ----------     -----------     ----------

  Net income (loss).......................  $    28.2      $    34.9       $      1.3     $     (36.2)    $     28.2
                                            =========      =========       ==========     ===========     ==========















               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 1998
                                  (In millions)
                                   (Unaudited)


                                              Parent        Guarantor
                                              Company      Subsidiaries    JAIX Leasing     Eliminations   Consolidated
                                              -------      ------------    ------------     ------------   ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES.....................  $    (7.9)     $   46.4        $      1.2       $      -      $     39.7

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures...................        (0.1)         (8.9)                -              -            (9.0)
  Leasing business assets
   and investments........................        0.1             -              (2.4)             -            (2.3)
  Proceeds from sale of leased
   freight cars...........................          -             -              24.3              -            24.3
                                            ---------      --------        ----------       --------      ----------
Cash provided by (used for)
   investing activities...................          -          (8.9)             21.9              -            13.0

CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Payments of 0term loans and
    capital lease.........................      (26.7)         (0.1)                -              -           (26.8)
   Net borrowings under JAIX
    Leasing debt..........................          -             -             (19.9)             -           (19.9)
   Intercompany advances..................       41.4         (41.4)                -              -               -
   Other .................................        1.1             -                 -              -             1.1
                                            ---------      --------        ----------       --------      ----------
Cash provided by (used for)
   financing  activities..................       15.8         (41.5)            (19.9)             -           (45.6)
                                            ---------      --------        ----------       --------      ----------

Net increase (decrease) in cash
  and cash equivalents....................        7.9          (4.0)              3.2              -             7.1
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................       25.1           3.8               2.0              -            30.9
                                            ---------      --------        ----------       --------      ----------

CASH AND CASH
 EQUIVALENTS,
  end of period...........................  $    33.0      $   (0.2)       $      5.2       $      -      $     38.0
                                            =========      ========        ==========       ========      ==========





              JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             as of December 31, 1997
                                  (In millions)


                                                Parent      Guarantor
                                               Company     Subsidiaries    JAIX Leasing     Eliminations    Consolidated
                                               -------     ------------    ------------     ------------    ------------

Cash and cash equivalents.................  $      25.1     $     3.8      $       2.0      $          -    $     30.9
Accounts receivable, net..................            -          60.5                -                 -          60.5
Inventories...............................            -          58.7                -                 -          58.7
Prepaid expenses and other................          2.6          13.9              1.0                 -          17.5
                                            -----------     ---------      -----------      ------------    ----------
     Total current assets.................         27.7         136.9              3.0                 -         167.6

Property, plant and equipment, net........          2.6         117.3             36.9             (0.3)         156.5
Other assets..............................        124.7         242.8              0.8           (113.6)         254.7
                                            -----------     ---------      -----------      -----------     ----------

     Total assets.........................  $     155.0     $   497.0      $      40.7      $    (113.9)    $    578.8
                                            ===========     =========      ===========      ===========     ==========

Accounts payable..........................  $       0.5     $    54.7      $         -      $         -     $     55.2
Other current liabilities.................          2.7          60.2              0.5                -           63.4
                                            -----------     ---------      -----------      -----------     ----------
     Total current liabilities............          3.2         114.9              0.5                -          118.6

Noncurrent liabilities....................            -          78.2              3.5                -           81.7
Long-term debt, less current
  maturities and intercompany
  advances (receivables)..................         80.8         198.8             27.9                -          307.5

Total shareholders' equity................         71.0         105.1              8.8           (113.9)          71.0
                                            -----------     ---------      -----------      -----------     ----------

     Total liabilities and shareholders'
          equity..........................  $     155.0     $   497.0      $      40.7      $    (113.9)    $    578.8
                                            ===========     =========      ===========      ===========     ==========




               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 1997
                                  (In millions)
                                   (Unaudited)


                                              Parent        Guarantor
                                              Company       Subsidiaries   JAIX Leasing     Eliminations    Consolidated
                                              -------       ------------   ------------     ------------    ------------

Total revenue.............................  $       0.2    $      455.6    $       5.0       $              $    460.8
Cost of sales.............................            -           392.0            2.6                 -         394.6
                                            -----------    ------------    -----------       -----------    ----------
  Gross profit ...........................          0.2            63.6            2.4                 -          66.2
Selling, general, administrative
 and amortization expenses................         (0.1)           39.3           (0.4)                -          38.8
Reduction of environmental
 reserves.................................            -           (14.3)             -                 -         (14.3)
                                            -----------    ------------    -----------       -----------    ----------
  Operating income .......................          0.3            38.6            2.8                 -          41.7
Interest expense, net.....................          9.0            15.5            1.6                 -          26.1
Equity (earnings) of subsidiaries.........        (12.8)              -              -              12.8             -
Provision (benefit) for income
  taxes...................................         (3.6)           11.0            0.5                 -           7.9
                                            -----------    ------------    -----------       -----------    ----------
  Net income (loss) before
  extraordinary item......................          7.7            12.1            0.7             (12.8)          7.7
Extraordinary item, net of tax............          2.0               -              -                 -           2.0
                                            -----------    ------------    -----------       -----------    ----------
  Net income (loss).......................  $       5.7    $       12.1    $       0.7       $     (12.8)   $      5.7
                                            ===========    ============    ===========       ===========    ==========









               JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 1997
                                  (In millions)
                                   (Unaudited)

                                              Parent       Guarantor
                                              Company       Subsidiaries   JAIX Leasing     Eliminations   Consolidated
                                              -------       ------------   ------------     ------------   ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES....................  $     (6.9)     $    11.1      $      0.4       $       -       $    4.6

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Capital expenditures ...................        (0.1)         (4.1)               -               -           (4.2)
  Leasing business assets
   and investments........................           -             -            (25.6)              -          (25.6)
  Proceeds from sale of leased
   freight cars...........................         3.0             -              6.9               -            9.9
  Other...................................           -           0.6                -               -            0.6
                                            ----------      --------       ----------       ---------       --------
Cash provided by (used for)
  investing activities....................         2.9          (3.5)           (18.7)              -          (19.3)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Senior Subordinated Note
    issuance..............................        82.8             -                -               -           82.8
  Payments of term loans and
    capital lease.........................       (89.2)         (0.1)               -               -          (89.3)
  Net borrowings under JAIX
    Leasing loans.........................           -             -             15.9               -           15.9
  Intercompany advances...................        10.1         (10.1)               -               -              -
  Deferred financing costs................        (3.1)            -             (0.4)              -           (3.5)
                                            ----------      --------       ----------       ---------       --------
Cash provided by (used for)
  financing activities...................          0.6         (10.2)            15.5               -            5.9
                                            ----------      ---------      ----------       ---------       --------

Net decrease in cash and
  cash equivalents........................        (3.4)         (2.6)            (2.8)              -           (8.8)
CASH AND CASH
 EQUIVALENTS,
  beginning of period.....................        18.1           1.5              4.9               -           24.5
                                            ----------      --------      -----------       ---------       --------

CASH AND CASH
 EQUIVALENTS,
  end of period...........................  $     14.7      $   (1.1)     $       2.1       $       -       $   15.7
                                            ==========      ========      ===========       =========       ========


Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                 For the Nine Months Ended September 30, 1998



General
-------

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

During the first nine months of 1998, net income of $23.2 million included three non-recurring items: an extraordinary charge of $1.6 million ($1.0 million after tax) related to early debt retirement, a gain resulting from a patent lawsuit settlement of $16.8 million ($10.0 million after tax) and a pension termination gain of $1.7 million ($1.0 million after tax). Net income for the first nine months of 1998 excluding the three non-recurring items was $13.2 million.

Results of Operations
---------------------

Three Months Ended September 30, 1998 and 1997
Total Revenue
-------------

Total revenue for the three months ended September 30, 1998 increased by 30.0% to $242.8 million from $186.8 million in the third quarter of 1997. The revenue increase of $56.0 million was due primarily to the increase in freight car sales of $53.0 million (2,311 new and rebuilt cars sold in 1998 versus 1,504 new and rebuilt cars sold in 1997). Iron castings operations revenues increased $2.0 million, and revenue from truck components operations increased $1.0 million in the third quarter of 1998 compared to the same period of 1997.

Cost of Sales - Manufacturing and Gross Profits
-----------------------------------------------

Cost of Sales - Manufacturing for the nine months ended September 30, 1998 as a percent of manufacturing sales was 85.0%, compared to 87.1% in 1997. Related gross profit margins were 15.0% and 12.9%, respectively. Freight car operations gross profit margins as a percentage of sales substantially improved versus the third quarter of 1997, offsetting the impact of a higher mix of freight car business relative to the truck component and iron casting operations which historically generate higher gross profit margins as a percentage of sales. The aggregate gross profits increased $12.5 million and are a result of increased sales and margins, primarily from the freight car business.

Selling, General, Administrative and Amortization
-------------------------------------------------

Selling, general and administrative expenses as a percentage of total revenue were 5.3% and 6.0% for the three months ended September 30, 1998 and 1997, respectively. The decrease in selling, general and administrative expense as a percent of total revenue was primarily caused by the significant increase in total revenue without a similar increase in costs needed to achieve such revenues. Amortization expense as a percentage of total revenue was 0.9% and 1.2% for the three months ended September 30, 1998 and 1997, respectively, although actual amortization expense remained consistent period to period.

Operating Income
----------------

Operating income was $22.1 million in the third quarter of 1998, compared to $11.6 million excluding the $14.3 million reduction of environmental reserves in the third quarter of 1997. Increased sales and margins accounted for $12.5 million of the increase. The increase to operating income was offset by an increase in selling, general, and administrative expenses of $1.8 million in the current quarter of 1998, and a $0.2 million gain in the second quarter of 1997 from the sale of leased freight cars.

Other
-----

Interest expense, net, was $7.5 million in the third quarter of 1998 compared to $8.7 in the third quarter of 1997. A decrease of $1.1 million in leasing business and term debt interest expense, as a result of reduced levels of related debt, and a $0.1 million increase in interest income in the third quarter of 1998 resulted in a decrease in net interest expense of $1.2 from 1997 levels.

During the third quarter of 1998 the Company recorded a $0.7 million ($0.4 million after income tax) extraordinary charge representing the writeoff of unamortized deferred financing costs related to the early retirement of $10.0 million of senior bank debt.

Net income and diluted earnings per share before the extraordinary item for the third quarter of 1998 were $8.4 million and $0.82, respectively, compared to $10.1 million and $1.03, respectively, for the third quarter of 1997.

Net income and diluted earnings per share for the third quarter of 1998 were $8.0 million and $0.78, respectively compared to net income and diluted earnings per share of $8.1 million and $0.83, respectively, for the third quarter of 1997.


Results of Operations
---------------------

Nine Months Ended September 30, 1998 and 1997
Total Revenue
-------------

Total revenue for the nine months ended September 30, 1998 increased by 54.6% to $712.2 million from $460.8 million in the first nine months of 1997. The revenue increase of $251.4 million was due primarily to the increase in freight car sales of $236.0 million (6,561 new and rebuilt cars sold in 1998 versus 3,079 new and rebuilt cars in 1997). Truck components and assemblies operations revenues, which were negatively effected by the Gunite labor strike in May 1998, increased $8.3 million and iron casting operations revenues increased $7.1 million over the first nine months of 1997. As of September 30, 1998 the Company's backlog of new and rebuilt freight cars was 8,095 as compared to 2,297 new and rebuilt freight cars on September 30, 1997.


Cost of Sales - Manufacturing and Gross Profits
-----------------------------------------------

Cost of Sales - Manufacturing for the nine months ended September 30, 1998 as a percent of manufacturing sales was 86.1%, compared to 86.0% in 1997. Related gross profit percentages were 13.9% and 14.0%, respectively. The aggregate gross profit increased $34.5 million and was a result of increased sales, primarily from the freight car business.


Selling, General, Administrative and Amortization
-------------------------------------------------

Selling, general and administrative expenses as a percentage of total revenue were 5.5% and 7.2% for the nine months of 1998 and 1997, respectively. The decrease in selling, general and administrative expense as a percentage of total revenue is primarily due to the significant increase in total revenues without a similar increase in costs needed to achieve such revenues. Amortization expense as a percentage of total revenue was 0.9% and 1.4% for the nine months of 1998 and 1997, respectively, although actual amortization expense remained constant period to period.

Operating Income
----------------

Operating income was $74.9 million in the first nine months of 1998, compared to $41.6 million in the first nine months of 1997. Increased sales and margins accounted for $34.6 million of the increase. In addition, during the first nine months of 1998 the Company settled a patent infringement lawsuit for $16.8 million and recognized a gain of $1.7 on the settlement of a former pension plan at Gunite, the latter of which was generally offset by the impact of the three week strike at Gunite in the second quarter of 1998. The Company also recognized a $1.2 million gain in the first nine months of 1998 versus a $0.8 million gain in the nine months of 1997 from the sale of leased freight cars. These increases to operating income were offset by an increase in selling, general and administrative expense of $5.9 million and the reduction of environmental reserves of $14.3 million which occurred in the third quarter of 1997.

Other
-----

Interest expense, net, was $23.8 million in the first nine months of 1998 compared to $26.1 million in the first nine months of 1997. A decrease of $2.0 million on leasing business and term debt interest expense, as a result of reduced levels of related debt and a $0.5 million increase in interest income was offset by the one time writeoff of $0.2 million of non-cash deferred financing costs in connection with reductions in leasing business debt in the nine months of 1998.

Net income and diluted earnings per share before the extraordinary item for the first nine months of 1998 were $29.2 million and $2.88, respectively, compared to $7.7 million and $0.79, respectively, for the first nine months of 1997.

Net income and diluted earnings per share for the first nine months of 1998 were $28.2 million and $2.78, respectively, compared to net income and income per diluted share of $5.7 million and $0.58, respectively, for the first nine months of 1997.


Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 1998, the Company provided net cash from operations of $39.7 million compared with providing net cash of $4.6 million for the first nine months of 1997. The Company provided $13.0 million of net cash from investing activities for the nine months of 1998, which was generated by proceeds from the sale of leased freight cars of $24.3 million, offset by $8.9 million used for capital expenditures and $2.5 million for leased business asset additions. Cash used for financing activities was $45.6 million for the first nine months of 1998 and represents senior debt and leasing business debt pay downs offset by $1.1 million provided by the issuances of company stock as a result of stock options exercised. JAIX Leasing loans were paid down by $19.9 million with the proceeds from the sale of 380 cars from the lease fleet in the first quarter of 1998. The Company also made $1.9 million in scheduled term debt and capital lease payments and $25.0 in term loan prepayments in the second and third quarters.

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

As of September 30, 1998, there was $66.6 million of term loans outstanding under the Senior Bank Facilities, $182.4 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line, after consideration of outstanding letters of credit of $16.8 million, was $58.2 million.

Interest payments on the Notes and the Senior Bank Facilities represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the Senior Bank Facilities bear interest at floating rates and requires interest payments on varying dates depending upon the interest rate option selected by the Company. The term loan under the Senior Bank Facilities does not require any material periodic principal payments until March, 2000. However, the Company is required to prepay 75% of its annual excess cash flow (as defined under the Senior Credit Agreement) within 100 days of each fiscal year end.

In June 1997, JAIX Leasing Company entered into a term loan facility to finance its freight car leasing activities. See footnote 3 of the Condensed Consolidated Financial Statements for the nine months ended September 30, 1998, for a description of this loan. As of September 30, 1998, there was $9.4 million outstanding under this facility.

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

As of September 30, 1998, the Company's balance sheet included cash of $38.0 million.

Year 2000
---------

The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technology may recognize a year containing "00" as the year 1900 rather than the year 2000. This issue could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

In 1996, the Company initiated a comprehensive program to ensure that its various business systems continue to function properly in the year 2000. By the end of 1998, all critical business systems at each operating unit will have been reviewed, modified if necessary, and tested. Many non-critical business systems have also been reviewed, modified and tested. All non-critical systems are expected to be fully tested by mid 1999. Assessment of manufacturing processes and facility management systems is underway and is expected to be substantially completed by mid 1999. Additionally, the Company is currently assessing readiness for year 2000 by key suppliers and other third parties with whom it has significant business relationships. Information requests have been distributed and replies have been received. If the risk is deemed material, the Company is performing onsite visits to verify the adequacy of the information received.

Based upon the accomplishments to date, no contingency plans are expected to be needed and therefore none have been developed. However, because of the substantial progress to date, we believe adequate time will be available to insure alternatives can be developed, assessed and implemented if necessary, prior to the Year 2000 issue having a material impact on the Company's operations. If however, systems of the Company or its key suppliers or other third parties with whom it has significant business relationships are not Year 2000 compliant on a timely basis and a contingency plan is not developed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations and financial condition.

Beginning in 1996, as part of the Company's ongoing information system improvement process, its enterprise systems were upgraded which partially mitigated the impact of the Year 2000 problem. Excluding the cost of upgrading the enterprise systems, the pretax cost incurred to date of becoming "Year 2000" compliant has been approximately $0.5 million and is not expected to be more than $0.7 million for the total project. Such costs are being funded through operating cash flows.

The cost of the project and expected completion are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Additionally, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Readers are cautioned that forward looking statements contained in this Year 2000 section should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements" on page 28.

Environmental Matters
---------------------

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of September 30, 1998, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.7 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

New Accounting Pronouncements
-----------------------------

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

SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and was adopted by the Company effective January 1, 1998. This new pronouncement establishes standards for reporting and display of comprehensive income and its components. During the first nine months of 1998 and 1997 there were no other comprehensive income items to report other than net income.

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

Forward-Looking Statements
--------------------------

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

Effects of Inflation
--------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports

The Company filed the following reports on Form 8-K during the three months ended September 30, 1998:

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

Dated: November 12, 1998