Form 10-K
period 1998-12-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1999-03-26
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                  Yes__X___                                  No________

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

                  $150,550,064                as of March 17, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT MARCH 17, 1999
                  -----                       -----------------------------

       Common Stock, $.01 par value                      10,025,754

Portions of the following documents are incorporated by reference in Parts II and III of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Part II); and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999 (Part
III).

                                     PART I


ITEM 1.  BUSINESS

                                   THE COMPANY

         Johnstown America Industries, Inc. (the "Company") has two operating segments within the transportation industry: truck components, a leading manufacturer of wheel-end components, seating, steerable drive axles, gearboxes and other castings for the heavy-duty truck industry; and freight cars, a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products. For a definition of certain terms used in this Form 10-K, see "Glossary of Certain Terms" at the end of this Item.

TRUCK COMPONENTS SEGMENT

         Gunite Corporation ("Gunite") is a leading North American supplier of wheel-end systems and components, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters to original equipment manufacturers ("OEMs") in the heavy-duty truck industry. Certain wheel-end components are used for anti-lock braking systems ("ABS"), which have been mandated for all new trucks since March 1997 and all new trailers since March 1998. In addition to serving OEMs, Gunite has significant sales to the less cyclical aftermarket.

         Brillion Iron Works, Inc. ("Brillion") operates one of the nation's largest and most versatile iron foundries and is focused on providing high quality complex castings to customers in a wide range of industries, including the heavy-duty truck, industrial machinery, automotive and construction equipment markets. A leader in ductile iron technology, Brillion specializes in the production of lightweight, intricate thin wall castings. In addition to providing an important source of high quality castings for Gunite, Brillion has long-standing relationships with many of its over 225 customers. Generally, once a foundry begins production of a product, it will continue to manufacture the item for the product's life cycle. Brillion also manufactures and sells a line of farm equipment products.

         Fabco Automotive Corporation ("Fabco") is a leading supplier of steerable drive axles, gear boxes and related parts for heavy on/off highway trucks and utility vehicles.

         Bostrom Seating, Inc. ("Bostrom") is a leading manufacturer of air suspension and static seating systems for the medium and heavy-duty truck and school bus industries.

FREIGHT CAR SEGMENT

         Johnstown America Corporation ("JAC") and Freight Car Services, Inc. ("FCS") are leading manufacturers of railroad freight cars used principally for hauling coal, intermodal containers (which are used on trucks and ships as well as on freight cars), highway trailers, automobiles, agricultural and mining products. They are recognized for their expertise in the development and manufacture of aluminum freight cars that increase load capacity and consequently reduce carrier costs. As part of its full-service business strategy, the Company through JAIX Leasing Company ("JAIX Leasing"), offers its customers freight car rebuilding services and freight car leasing alternatives.

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

         In August 1995, the Company acquired Truck Components Inc. ("TCI"), a holding company for Gunite, Brillion and Fabco, for approximately $266.1 million in cash, including the repayment of TCI's existing indebtedness. TCI was formed in 1987 in order to acquire Gunite and Fabco from Fruehauf Corporation now known as K-H Corporation ("K-H"). In 1988, TCI acquired Brillion from a group of investors led by the Robins Group. Gunite was founded in Rockford, Illinois in 1854 as a custom manufacturer of cast iron products. Fabco was founded in 1918 in Oakland, California as a manufacturer of truck components and specialty vehicles. Brillion was founded in 1890 as a farm equipment manufacturer and constructed its first iron foundry in 1933.

RECENT EVENT

         The Company announced on March 23, 1999 that it has signed a definitive agreement to acquire Imperial Group, Inc. ("Imperial"), headquartered in Portland, Tennessee, a leading Tier I and Tier II supplier of body and chassis components for heavy-duty Class 8 truck manufacturers and transit bus manufacturers. Imperial fabricates a broad line of nearly 5,500 high-quality metal products, ranging from bumpers to fenders to fuel tanks. Imperial also provides a variety of value-added services such as chrome plating, polishing and assembly of parts and chassis. Revenues in 1998 were over $80 million and are expected to exceed $100 million in 1999. Production facilities are located in Tennessee, Texas and Washington, in close proximity to customers' manufacturing operations. Terms of the agreement were not disclosed. The transaction is expected to close in late April 1999.

TRUCK COMPONENTS SEGMENT

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

         MARKETS

         The truck components industry in which Gunite competes is composed of two primary markets: (i) the OEM market; and (ii) the vehicle maintenance and repair sector, also called the replacement market or aftermarket. The OEM market served by Gunite includes truck manufacturers such as Navistar, Freightliner, PACCAR, Volvo and Mack trucks. For the twelve months ended December 31, 1998, approximately 73% of Gunite's total net sales were to OEMs and the remainder was to the aftermarket.

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

         Aftermarket customers include the service organizations of the OEMs, parts manufacturers and distributors. Aftermarket sales principally consist of the sale of brake drums. Sales of Gunite's products to the aftermarket historically have been less adversely affected by general business conditions since vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Aftermarket sales, which are tied to the age of vehicles in service and the need for replacement parts, have been increasing in recent years due to Gunite's focus on the aftermarket and the fact that Gunite's products are offered as standard on more trucks than any of its competitors' products. Gunite's sales to the aftermarket decreased slightly in 1998 due to very high OEM demand. Gunite's strategy is to increase sales to the aftermarket, where margins are higher when compared to the OEM market, by capitalizing on its reputation as a quality leader in the industry and continuing to focus on customer service.

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

         Gunite's product line also includes finely-machined hubs and wheels for ABS, which enhance vehicle safety and have been mandated for all new trucks with air brakes since March 1997, and all new trailers with air brakes since March 1998. The production of ABS parts constitutes a value-added process, and additional components and machining are required.

         In response to growing concerns by truck fleet operators over brake adjustment, Gunite introduced its initial automatic slack adjuster product in 1984. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-to-pull and stopping distance. Slack adjusters were mandated for all new trucks in October 1994. Gunite believes it is presently the third largest supplier of automatic slack adjusters to the heavy-duty trucking industry.

         CUSTOMERS

         Gunite markets its wheel-end component and assembly products to more than 400 customers, including most of the major North American medium- and heavy-duty truck and trailer manufacturers, relying on account managers to service OEMs and regional sales managers and a nationwide network of approximately 300 independent distributors to sell to the aftermarket.

         Gunite has established close relationships with many of its larger customers, many of whom have purchased wheel-end systems and components from Gunite for more than 25 years. Gunite's top five OEM customers in 1998 represented approximately 63% of Gunite's total net sales in 1998, with sales to Navistar accounting for approximately 30% of Gunite's total net sales in 1998.

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

BRILLION

         Brillion operates one of the nation's largest job casting iron foundries, producing a wide variety of high-quality, complex iron castings for transportation-related and a wide variety of other markets. Sales to the medium- and heavy-duty truck and trailer industries accounted for approximately 34% of Brillion's sales (including sales to Gunite) in 1998.

         Brillion also designs, manufactures and markets a range of farm equipment products for the "behind-the-tractor" market. These pulverizers, seeders, mulchers, deep tillers and cultivators are marketed nationally under the Brillion trade name through a nationwide network of 1,050 farm implement dealers and distributors. Sales of these products were approximately 12% of Brillion's sales in 1998.

         MARKETS

         Brillion markets its products on a job-by-job basis to the truck, automotive and equipment industries. Brillion is one of the leaders in ductile iron technology, such as complex, thin wall and near net shape castings, in the markets it serves. In addition to being easily machinable and wear-resistant, ductile iron has greater strength (an important factor for customers who desire a lighter finished product) and elasticity than gray iron. As a result of these superior properties, management expects the demand for ductile iron castings to increase. This shift towards ductile iron products may replace other products (such as lighter-weight aluminum products) that gray iron products could not replace, and is not expected to adversely impact Brillion's business. Gray iron, the oldest and most widely used cast iron, is readily formed into intricate shapes which are easily machinable and wear-resistant. For the year 1998, ductile iron castings represented approximately 64% of Brillion's foundry's total tons sold, while gray iron represented the balance.

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

         CUSTOMERS

         Over 99% of Brillion's net foundry sales in 1998 were to existing customers. Once production begins on a product, the same foundry will generally manufacture that product for the product's life cycle.

         Brillion has over 225 foundry customers, a majority of which are located in the Midwest, East and Southeast. Brillion's top five unaffiliated customers accounted for approximately 33% of Brillion's 1998 total net sales. Brillion also serves as an important source of castings for Gunite, with sales to Gunite representing approximately 15% of Brillion's total net sales in 1998. Brillion works closely with customers in order to insure that castings meet all required specifications, including machinability, dimensional accuracy and overall quality. Brillion's engineers work with customers from concept to market with respect to new products. Brillion's strategy is to focus on the market for higher margin castings, as well as for products requiring new, innovative castings designs. Unlike Gunite, Brillion's products are primarily designed by its customers, and thus the product designs are proprietary to the customers.

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

BOSTROM

         Bostrom designs, manufactures and markets a full line of air suspension and static seating systems primarily for the heavy-duty truck market. Bostrom is ISO 9001 and QS9000 certified.

         MARKETS

         Bostrom is a leading manufacturer of seating systems for the heavy-duty truck industry. Bostrom's products are sold primarily to the OEM heavy-duty truck market as well as to the aftermarket. Bostrom also supplies its line of seating systems to the medium-duty truck and school bus markets, as well as to a number of specialty markets. Bostrom's seats are offered as standard or as an option by all major North American heavy-duty truck manufacturers.

        CUSTOMERS

         Bostrom's customers include all of the major North American heavy-duty truck manufacturers. Bostrom's top five customers accounted for approximately 83% of Bostrom's 1998 net sales, with Freightliner accounting for approximately 39% of such sales.

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

         PRODUCTS

         Fabco supplies a full line of steerable drive axles for the North American on/off-road medium- and heavy-duty truck and specialty vehicle markets. Fabco's drive axles are rated at capacities ranging from 12,000 to 23,000 pounds to serve Class 6, 7 and 8 trucks. End-users of Fabco's axles require ease of steering and high speed driving for on-highway use while demanding maneuverability and functionality for off-highway use. Fabco's axles are designed to increase durability and maintenance accessibility. Fabco believes that the ease of operating and servicing Fabco's products are competitive advantages that lead to ongoing demand for steerable drive axles.

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

         CUSTOMERS

         Fabco's customers include most of the major North American on/off road medium- and heavy-duty truck and specialty vehicle manufacturers. The majority of Fabco's sales are made to OEM customers with which it enjoys relationships of over 25 years. Sales during 1998 to Fabco's five largest customers accounted for approximately 74% of Fabco's total net sales, with Navistar accounting for approximately 50% of such sales.

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

FREIGHT CAR SEGMENT

         The Company is a leading manufacturer of railroad freight cars used principally for hauling coal, intermodal containers (which are used on trucks and ships as well as on freight cars), highway trailers, automobiles, agricultural and mining products. As part of its full-service business strategy, the Company offers its customers freight car rebuilding services and freight car leasing alternatives.

         PRODUCTS AND SERVICES

         The Company participates in the following freight car market segments: new car manufacturing; rebuild services; sales of freight car kits and parts; and freight car leasing.

         NEW CAR MANUFACTURING. The Company's freight car operations offer a range of car types in an effort to take advantage of industry trends and market opportunities, particularly in the development of aluminum freight cars used in the shipment of bulk commodities. The Company's freight car operations manufacture the following types of freight cars:

                  GONDOLAS. The BethGon Coalporter(R) is a patented twin tub car designed for the coal and utility industries. The BethGon was designed to carry more coal with greater stability and remains the dominant type of car for hauling coal, particularly for hauling low-sulfur coal from the western United States. Although the BethGon can be made in either steel or aluminum, most of the BethGons delivered in the last few years have been made of aluminum. In 1994, a new smooth-sided Aeroflo Aluminum BethGon was introduced which offers carriers both fuel savings and added cubic carrying capacity. Since 1996, several design variations have been developed to offer customers options for their specific needs. In 1998, 54% of the new cars manufactured were BethGons vs. 61% in 1997.

                  OPEN HOPPERS. To expand its product line to service the entire coal market, the Company's freight car operations began manufacturing aluminum open top hoppers in 1994. The Company's freight car operations have the capability to produce both aluminum and steel open top hoppers and in 1996 developed and introduced an aluminum rapid discharge coal model (the AutoFlood II(TM)) that provides 18 tons more capacity per load than conventional steel automatic discharge cars. The aluminum AutoFlood II(TM) coal car, with its patented automatic discharge system providing a more efficient method for the rapid discharge of coal, has been well received in the marketplace. The Company's freight car operations have been manufacturing an increasing quantity of open top hopper cars and believes that demand for such cars will result in cars representing a larger share of its product mix in the future. In 1998, 24% of the new cars manufactured were open top hopper cars vs. 35% in 1997.

                  COVERED HOPPERS. Covered hopper cars are constructed of steel or aluminum and are used to haul agricultural, chemical and mineral products. In 1994, the Company's freight car operations introduced the Grainporter 2000(TM), the first aluminum covered hopper car in its size range available in high volume production, that is designed primarily for high volume transportation of grain. The Company's freight car operations' first commercial production of the Grainporter 2000(TM) began in 1995.

                  FLAT CARS. Flat cars, equipped with racks, are used to transport automobiles and other light vehicles. A significant number of flat cars were delivered by JAC in 1998 (19% of new cars manufactured in 1998) and JAC expects to deliver a significant number of flat cars in 1999.

                  INTERMODAL CARS. Intermodal cars are primarily used for moving intermodal containers and trailers. As a result of a substantial build-up of intermodal cars in the early 1990s, the market for intermodal cars began declining in 1995 and continued to decline through mid-1997. As a result, there were a very limited number of intermodal cars delivered in 1996 and 1997. Orders for intermodal cars began to increase in 1998 but not for the car types produced by JAC.

                  SPECIALTY CARS. The Company's freight car operations manufacture other cars for the special needs of a particular industry or customer, including a mill gondola car, which is used to haul scrap, an open hopper or gondola wood chip car, which is used to haul wood chips, a waste hauling car, which is used to haul contaminated industrial sludge, and an ore car, which is used by railroads to transport taconite pellets and iron ore.

         REBUILD SERVICES. Freight cars are typically rebuilt once after 15 to 20 years in use in order to extend their life. To pursue what the Company believes to be growing opportunities to service the aging North American freight car fleet, the Company offers rebuild services.

         CAR KITS AND PARTS. JAC sells kits containing the parts necessary to build (or rebuild) a particular car to rebuilders and others, such as railroads with car building but not design, engineering and fabrication capability. In 1998, a significant number of covered hopper car kits were delivered to Brazil for final assembly and delivery to a large Brazilian railroad. JAC also markets a variety of fabricated parts to freight car rebuilders who do not have fabrication capabilities.

         LEASING. To meet the needs of its customers, the Company entered the freight car leasing business in 1994. Through JAIX Leasing, the Company provides operating lease alternatives to customers on new and rebuilt cars. As of
December 31, 1998, the Company owned 1,041 railcars in its operating lease fleet, representing a total investment of approximately $19.5 million, $9.2 million of which was provided through limited-recourse borrowings.

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

         The large average size of orders often results in a small number of customers representing a significant portion of the Company's freight car operation's revenues in a given year. In 1998, the top five customers accounted for approximately 48% of the Company's revenues from its freight car operations, with TTX Company representing approximately 18% of the freight car segments 1998 revenues.

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

         Competition in the freight car manufacturing business is based on type of product, reputation for quality, price, reliability of delivery and customer service and support. The Company's freight car operation's principal competitors in this segment are Trinity Industries, Inc. ("Trinity"), Thrall Car Manufacturing Co. and Gunderson Inc. Although there are presently seven freight car manufacturers in North America, two of the seven manufacture only tank cars and plastic pellet cars, market segments in which the Company does not currently participate. Only Trinity competes in all of the Company's freight car market segments. Although Trinity is prohibited from marketing, manufacturing, using, selling or leasing its infringing Aluminator II coal gondola freight car, Trinity has competed, and JAC expects that it will continue to compete, with JAC in the sale of coal gondolas.

         BACKLOG

         As of December 31, 1998, freight car operations had a backlog of firm orders for 9,462 new and rebuilt freight cars with an aggregate sales price of approximately $530.4 million, as compared to a backlog of firm orders for 4,201 new and rebuilt freight cars with an aggregate sales price of approximately $220 million as of December 31, 1997. Due to the large size of freight car orders and variations in the mix of freight cars, the size of the Company's freight car operation's backlog at the end of any given period may fluctuate significantly. Due to short production turnaround times from order to delivery resulting from the just-in-time inventory systems utilized by many of its customers, the Company's truck components and other castings operations do not normally carry a material amount of backlog orders. A number of the Company's sales contracts in this segment are made pursuant to purchase orders and releases which are subject to change or cancellation by the customer.

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

         LABOR RELATIONS AND EMPLOYEES

         At December 31, 1998, the Company had approximately 3,890 employees. Of these, approximately 690 are salaried employees and the balance are paid on an hourly basis. Approximately 2,815 or about 72% of all employees are members of unions. The Company has collective bargaining agreements with several unions including the United Steelworkers of America, the United Autoworkers, the Brotherhood of Teamsters, the United Paperworkers International Union, the Patternmakers League of North America and the International Association of Machinists and Aerospace Workers. Each of the Company's unionized facilities has a separate contract with the union that represents the workers employed at such facility including the following contracts entered into in 1998 and early 1999:
(1) JAC's four-year contract with the United Steelworkers of America entered into in January 1998 (retroactive to October 1997); (2) Gunite's three-year contract with the United Autoworkers entered into in May 1998; and (3) FCS's five-year contract with the United Autoworkers entered into in February 1999. Such contracts expire at various times over the next few years, with the following contracts expiring in 1999: (1) Brillion's contract with the United Paperworkers International Union on July 1, 1999; (2) Fabco's contract with the International Association of Machinists and Aerospace Workers on September 1, 1999; (3) Gunite's contract with the International Brotherhood of Teamsters, Chaffeurs, Warehousemen and Helpers of America covering employees at Gunite's Elkhart Plant #1 on June 27, 1999; and (4) Gunite's contract with the International Brotherhood of Teamsters, Chaffeurs, Warehousemen and Helpers of America covering employees at Gunite's Elkhart Plant #2 on September 26, 1999. While the Company considers its relations with its employees to be good at each of the Company's subsidiaries, there can be no assurance that the Company will reach new agreements upon expiration of such union contracts or that the failure to reach new agreements will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ENVIRONMENTAL MATTERS

         COMPLIANCE MATTERS

         The Company's subsidiaries are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon corporations that fail to comply with the statutory or regulatory requirements. In 1998, 1997 and 1996, TCI's capital expenditures for compliance with environmental requirements were approximately $2.1 million, $0.7 million and $0.4 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $5.7 million, $5.3 million and $4.1 million in 1998, 1997 and 1996, respectively. TCI's subsidiaries have budgeted $2.0 million for environmentally related capital expenditures in 1999. The Company's capital expenditures for compliance with environmental requirements and for routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, for the facilities located in Johnstown, Pennsylvania, Piedmont, Alabama and Danville, Illinois are not material. Other than for certain immaterial expenditures, the Company's subsidiaries (other than TCI) have not budgeted funds for capital expenditures in 1999 to comply with environmental laws.

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

         GUNITE. With respect to claims involving Gunite, TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against each other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination at Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987.

         Gunite is a PRP at three NPL sites, the Interstate Pollution Control ("IPC") site (which is adjacent to Gunite's Rockford facility), the M.I.G./Dewane Landfill located in Boone County, Illinois and the Southeast Rockford Groundwater site located in Rockford, Illinois. Gunite's connection to the IPC, the M.I.G./Dewane and Southeast Rockford sites stem from activities that took place prior to the acquisition of Gunite by TCI in 1987. Pursuant to the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to these sites to the extent arising from Gunite's waste disposals prior to the acquisition of Gunite by TCI in 1987.

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

         The EPA and the City of Rockford have reportedly incurred approximately $11 million in response costs to date in connection with the Southeast Rockford Groundwater NPL Site, which is alleged to be down-gradient of the IPC site, but which Gunite believes, based on data collected during the investigation of the IPC site, is cross- or up-gradient. In 1996, the City of Rockford demanded that Gunite pay $1 million in response costs which the City allegedly has incurred at the site area 7, commonly known as the Ekberg Park area, within the Southeast Rockford Groundwater NPL Site, based on alleged trans-shipment of Gunite's waste to the Ekberg Park area. In September 1998, Gunite and the City of Rockford reached a settlement of the City's claims against Gunite concerning the Southeast Rockford site, including Area 7 thereof, Ekberg Park. In exchange for Gunite's settlement payment (funded principally by the former owner of Gunite pursuant to the Settlement), the City released all of its claims against Gunite at the site. Further, the City and the United States allowed Gunite to be named as an added beneficiary of the United States' covenant not to sue the City in connection with the Southeast Rockford site. The United States' covenant not to sue was provided in the consent decree entered on January 25, 1999 by the federal court in the case of UNITED STATES V. CITY OF ROCKFORD, Case No.
98-C-50026. With the recent entry of this consent decree, all pending claims against Gunite at the Southeast Rockford site have been resolved.

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

         Further, Brillion has already incurred cleanup costs at the Lemberger landfill, an NPL site in Whitelaw, Wisconsin, pursuant to a consent decree entered in 1997 in UNITED STATES V. ACE, ET AL., Case No. 96-CV-0739. Additional remediation of areas adjacent to the Lemberger Landfill may be required by the United States and the State of Wisconsin.

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

         Brillion was the Robins Group (consisting of the Robins Family Trust, Karl F. Gabler and First City Securities) entity that acquired a Beatrice subsidiary (also named Brillion) from Beatrice in 1984. In 1993, the Company notified Beatrice of its claims for indemnification against Beatrice with respect to most of its disposal sites to the extent that liabilities arise from incidents occurring prior to December 31, 1984. Beatrice disputed this interpretation and later notified Brillion that it will not honor any claims for indemnification (including the one claim for breach of representation concerning the Lemberger Landfill made within two years after the sale). In December 1997, TCI and Brillion filed suit against Beatrice, and its parent, ConAgra, Inc., for recovery of costs expended at the Lemberger Landfill, and for declaratory relief with respect to the cleanup of the Lemberger Landfill and adjacent areas. In this suit (BRILLION, ET AL. V. CONAGRA, ET AL., Case No. 97-L-15968), the court currently has under advisement Brillion's motion for judgment on the pleadings and defendants' motion to dismiss, with a ruling expected during the first quarter of 1999. Brillion was also notified by the Robins Group (which sold Brillion to TCI) that it will not honor any claims for indemnification. On May 25, 1994, TCI and Brillion filed suit against Beatrice and the Robins Group for recovery of costs expended at sites other than the Lemberger Landfill and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of action, including CERCLA (TRUCK COMPONENTS INC., ET AL. V. BEATRICE COMPANY ET AL., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this lawsuit to add Hunt-Wesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites (excepting the Lemberger Landfill from this holding), and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. On May 7, 1998, the United States Court of Appeals for the Seventh Circuit affirmed the 1996 judgment of the district court and, in June 1998, denied Brillion's petition for rehearing and issued its final mandate of affirmance. TCI and Brillion have satisfied the counterclaim judgment of $0.2 million.

         POTENTIAL COSTS. As of December 31, 1998, based on all the information currently available, the Company had an environmental reserve in the amount of $10.7 million for estimated future costs related to potential environmental investigation and remediation liabilities with respect to certain currently known matters. The environmental reserve is principally related to potential remediation liability at various off-site locations and, to a lesser degree, to potential remediation liability at Gunite's, Rockford, Illinois, and Brillion's, Brillion, Wisconsin manufacturing facilities. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. Further, the estimated reserve takes into consideration the number of other PRPs at each site, the alleged volume of waste contributed by other PRPs at each site, and the identity and financial position of such parties in light of the joint and several nature of the liability, but it does not take into account possible insurance coverage or other similar indemnification or reimbursement. Based upon all currently available information, no reserve has been established with respect to potential environmental obligations of JAC or Bostrom and an immaterial reserve has been established at FCS. Because many of the matters described above, however, are at the early stages in their respective investigations, there can be no assurance that the amounts ultimately expended to address all of these matters or to address other matters not yet known to be in existence will not exceed the amounts allocated in the environmental reserve. Accordingly, it may be necessary to establish additional reserves for environmental liabilities in the future.

         Any cash expenditures required by the Company to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Management believes, based on its evaluation of the various matters described above, including its experience with such matters to date, the time period over which it believes costs for such matters are likely to be incurred by the Company, and the existence of the various indemnifications described above, that any costs the Company ultimately will incur for such matters are not reasonably likely to have a material adverse effect on the Company's business or financial results. However, given the early stage of many of the matters, there can be no assurance that one or more of these matters (or matters which have not yet been identified) will not have such an effect. The Company currently anticipates spending approximately $0.8 million per year in 1999 through 2003 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its revolving credit facility. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. In addition, it is possible that the timing of any necessary expenditures could be accelerated.

EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below is certain information concerning the executive officers of the Company:

           NAME             AGE               POSITION
           ----             ---               --------
     Thomas M. Begel        56    Chairman of the Board, President and Chief
                                  Executive Officer of  the Company

     Andrew M.  Weller      52    Executive Vice President and Chief
                                  Financial Officer and Director of the Company

     John E. Carroll, Jr.   57    President and Chief Executive Officer of
                                  Johnstown America Corporation and Freight Car
                                  Services, Inc.

     James D. Cirar         52    Senior Vice President of the Company and
                                  Chairman of Johnstown America Corporation and Freight Car Services, Inc.

     Thomas W. Cook         61    Senior Vice President of the Company and
                                  President and Chief Executive Officer of
                                  Truck Components Inc. and President -
                                  Gunite Corporation

     Timothy A. Masek       34    Vice President - Corporate Development of the
                                  Company and President of Bostrom Seating, Inc.

     John D. McClain        54    President - Brillion Iron Works, Inc.

     Donald C. Mueller      35    Vice President and Treasurer of the Company

     Mark A. Niemela        63    President - Fabco Automotive Corporation

     Kenneth M. Tallering   37    Vice President, General Counsel and Secretary
                                  of the Company

     Edward J. Whalen       50    Vice President of the Company and President of
                                  JAIX Leasing Company

     Brent Williams         44    Controller of the Company

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

         JOHN E. CARROLL, JR., has served as President and Chief Executive Officer of Johnstown America Corporation and Freight Car Services, Inc. since August 1998. Prior to August 1998, he was President of Glencoe Capital, Inc., an investment company, from April 1997 to August 1998 and President of Thrall Car Manufacturing Company from August 1990 through April 1997.

         JAMES D. CIRAR, has served as Chairman of Johnstown America Corporation and Freight Car Services, Inc. since September 1998 and as Senior Vice President of the Company since July 1997. From September 1995 to August 1998, he was President and Chief Executive Officer of Johnstown America Corporation and from March 1998 to August 1998 he was President and Chief Executive Officer of Freight Car Services, Inc. Prior to September 1995, Mr. Cirar was the Plant Manager of the Truck and Bus Assembly Group of General Motors Corporation in Flint, Michigan.

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

         DONALD C. MUELLER, has served as Vice President and Treasurer since July 1998. For the five years prior to July 1998, he held various financial positions with Fisher Scientific International.

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

         BRENT WILLIAMS, has served as Controller of the Company and has served in various financial capacities at TCI and Gunite for the past four years. Prior to that, he was Corporate Controller of Caron International.

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

Gondola Car:                                Open-top  freight  car   principally
                                            used  for   hauling   coal  which
                                            discharges     through   a  rotary
                                            dump mechanism.  Non-rotary gondolas
                                            are also used to haul  products such
                                            as  ore,   scrap   metal  and  other
                                            commodities.

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



                                                                        OWNED/       COVERED
          FACILITIES                      BUSINESS FUNCTION             LEASED        SPACE
                                                                                      SQ. FT.
FREIGHT CAR SEGMENT
JAC (1)
Shell Plant                      Freight car erection                   Owned         153,000

Franklin Plant                   Freight car erection and               Owned         619,000
                                 fabrication
Offices                                                                 Owned          87,000
                                 Administrative Offices

(1) All JAC facilities are located in Johnstown, Pennsylvania

FCS
Danville, Illinois               Freight car erection and rebuild       Owned         297,000

TRUCK COMPONENTS SEGMENT

GUNITE
Rockford, Illinois               Administrative Offices: Specialty      Owned         619,000
                                 Foundry, Aftermarket Distribution
                                 Warehouse
Elkhart, Indiana (Plant 1)       Machining-Wheel End Components         Owned         258,000
Elkhart, Indiana (Plant 2)       Machining and  Assembling-Automatic    Owned         115,000
                                 Slack Adjusters

BRILLION (2)
Plant I                          Melting;  Molding;   Administrative    Leased        180,000
Plant II                         Offices                                Leased        165,000
Plant III                        Melting; Molding                       Owned         150,000
Plant IV                         Farm Machinery                         Leased         85,000
                                 Finishing; Shipping
(2) All Brillion facilities are located in Brillion, Wisconsin

FABCO
Oakland, California              Manufacturing; Warehouse;              Owned          65,000
                                 Administrative Offices

BOSTROM                          Manufacturing; Administrative          Leased        196,000
Piedmont, Alabama                Offices


         The Company believes that its facilities and equipment are in good condition and, together with scheduled capital improvements, are adequate for its present and immediately projected needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in certain threatened and pending legal proceedings, including worker's compensation claims, arising out of the conduct of its businesses. In the opinion of management, the ultimate outcome of such legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company may be subject to liability as a result of the disposal of hazardous substances on and off the properties owned or operated by its subsidiaries, including Brillion, Gunite and Fabco. TCI and Brillion filed suit on May 25, 1994 against Beatrice and the Robins Group for certain causes of action, including indemnification under purchase agreements. TCI added Hunt-Wesson, Inc., a corporate successor to Beatrice that may be a successor to Beatrice's liability in these matters, as a defendant on June 10, 1994. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. On May 7, 1998, the United States Court of Appeals for the Seventh Circuit affirmed the 1996 judgment of the district court, and, in June 1998, denied Brillion's petition for rehearing and issued its final mandate of affirmance. TCI and Brillion have satisfied the counterclaim judgment of $0.2 million. In December 1997, TCI and Brillion filed suit against Beatrice, and its parent, ConAgra, Inc., for recovery of costs expended at the Lemberger Landfill, and for declaratory relief with respect to the cleanup of the Lemberger Landfill and adjacent areas. In this suit (BRILLION, ET AL. V. CONAGRA, ET AL., Case No. 97-L-15968), the court currently has under advisement Brillion's motion for judgment on the pleadings and defendants' motion to dismiss, with a ruling expected during the first quarter of 1999. In September 1997, TCI and Gunite entered into the Settlement which settled its pending litigation against a prior owner of Gunite and pursuant to which TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain environmental liabilities and costs resulting from Gunite's waste disposals prior to the acquisition of Gunite by TCI in September 1987, including at the IPC, M.I.G./Dewane and Southeast Rockford sites. See "Environmental Matters" in Item 1.

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

                                         Sales Prices
              1997                       HIGH          LOW
              ----                       ----          ---
              First Quarter             $4.75        $3.25
              Second Quarter             6.63         3.00
              Third Quarter              9.25         5.75
              Fourth Quarter            15.50         8.50

              1998
              First Quarter            $17.75        $9.13
              Second Quarter            19.15        12.75
              Third Quarter             19.94        10.25
              Fourth Quarter            16.75        10.00


         The number of record holders of the Company's common stock on March 17, 1999 was 128.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data with respect to the Company for the periods and at the dates indicated. All selected financial data is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements which are incorporated by reference in this report.

                             SELECTED FINANCIAL DATA




-------------------------------------------------------------------------------------------------------------
                                          YEAR ENDED DECEMBER 31,
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------- -------------- -------------- -------------- ------------- --------------
                                          1994         1995 (1)         1996           1997          1998
                                          ----         --------         ----           ----          ----
----------------------------------- -------------- -------------- -------------- ------------- --------------
INCOME STATEMENT DATA:
Total revenues                           $468,525       $668,601       $559,972      $650,347       $966,058
Cost of goods                             442,153        608,982        474,158       556,365        825,900
                                          -------        -------        -------       -------        -------
    Gross profit                           26,372         59,619         85,814        93,982        140,158


Selling, general & administrative          13,144         28,117         46,605        46,187         53,005
Amortization expense                        3,573          6,478         10,174         8,554          8,557
Gain on sale of leased freight cars           ---            ---         (1,354)         (824)        (1,223)
Pension termination gain                      ---            ---            ---           ---         (1,688)
Patent lawsuit settlement                     ---            ---            ---           ---        (16,750)
Reduction of environmental reserves           ---            ---            ---       (14,300)           ---
                                          -------        -------        -------       -------        -------
   Operating income                         9,655         25,024         30,389        54,365         98,257
Interest expense net                          266         14,702         35,836        35,380         30,323
Provision (benefit)for
 income taxes                               3,692          4,737            (76)        9,511         28,933
                                          -------        -------        -------       -------        -------
   Income(loss) before
    extraordinary items                     5,697          5,585         (5,371)        9,474         39,001
Exraordinary items, net of taxes              ---            ---            ---        (2,008)        (1,146)
                                          -------        -------        -------       -------        -------

Net income (loss)                          $5,697         $5,585        $(5,371)       $7,466        $37,855
                                          =======        =======        =======       =======        =======
Diluted Earnings Per Share:
Income (loss) before
    extraordinary itmes                    $ 0.58         $ 0.57        $ (0.55)       $ 0.96        $  3.85
Extraordinary itmes                           ---            ---            ---         (0.20)         (0.11)
                                           ------         ------        -------        ------        -------
Net income (loss)                          $ 0.58         $ 0.57        $ (0.55)       $ 0.76        $  3.74
                                           ======         ======        =======        ======        =======
----------------------------------- -------------------------------------------------------------------------
                                                               AS OF DECEMBER 31,
       BALANCE SHEET DATA:                                         (in thousands)
----------------------------------- -------------- -------------- -------------- ------------- --------------
                                          1994           1995           1996           1997       1998
                                          ----           ----           ----           ----       ----
----------------------------------- -------------- -------------- -------------- ------------- --------------
Total assets                             $143,354       $578,825       $555,283      $578,838       $584,354
Long-term debt, including
 current maturities                         7,600        329,786        304,175       312,273        255,046
Total shareholders' equity                 63,234         68,874         63,537        71,020        110,717
-------------------------------------------------------------------------------------------------------------
(1)     Acquired Bostrom in January, 1995 and TCI in August, 1995. See Note 3 to
        the  Consolidated  Financial  Statements  of the  Company  and the notes thereto for the year ended December 31, 1998.
-------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 8 through 11 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The consolidated balance sheets as of December 31, 1997 and 1998 and the consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998 and the notes thereto, together with the report of independent public accountants contained on pages 12 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this Item is incorporated by reference to pages 2-3 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 6, 1999, except for the information regarding the Company's executive officers which is set forth in "Business" in Item 1 under the heading "Executive Officers of the Registrant."

           SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           The information required by this Item is incorporated by reference to page 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 6, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to pages 4-10 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 6, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to pages 15-16 of the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 6, 1999.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

                                      None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)and (a)(2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         The following documents are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, pages 12 through 36, and are incorporated herein by reference:

    Consolidated Balance Sheets as of December 31, 1998 and 1997.
    Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
    Notes to Consolidated Financial Statements.
    Report of Independent Public Accountants.

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

           10.6 Amendment to Credit Agreement, dated as of December 31, 1995, among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First
                   National Bank of Boston and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit
                   10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).
           10.7 Second Amendment to Credit Agreement, dated as of December 31, 1996 among Johnstown America Industries, Inc., the financial institutions named therein, Chemical Bank, as Administrative Agent, Collateral Agent and Swingline Lender, Chemical Bank Delaware, as Issuing Bank, and The First
                   National Bank of Boston and The First National Bank of Chicago, as Co-Agents. (incorporated by reference to Exhibit
                   10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K")).
           10.8 Amendment No. 3, Consent and Waiver dated as of August 4, 1997 to Credit Agreement, among the Company, The Chase Manhattan Bank, as Administrative, Collateral Agent and Swingline Lender, the First National Bank of Boston and the First National Bank of Chicago, as Co-Agents, and the Chase Manhatten Bank of Delaware, as Issuing Bank (incorporated by reference to Exhibit 10.22 to the Form S-4).
           10.9 Term Loan Agreement, dated as of June 14, 1996, between JAIX Leasing Company and NationsBanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended June 30, 1996).
           10.10 Loan Agreement, dated as of December 1, 1995, between Freight Car Services, Inc. and the City of Danville, Vermillion County, Illinois relating to $5.3 million of City of Danville, Illinois Variable Rate Demand Industrial Revenue Bonds (Freight Car Services, Inc. Project), Series 1995 (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K).
           10.11   1993   Stock   Option  Plan   (incorporated  by reference to
                   Exhibit 10.8 to the Initial S-1).
           10.12 Johnstown America Corporation Salaried Pension Plan (incorporated by reference to Exhibit 10.11 to the nitial S-1).
           10.13 Amended and Restated Stockholder and Warrantholder Agreement (incorporated by reference to Exhibit 10.14 to the Initial S-1).
           10.14   Employment  Agreement of Thomas M. Begel   (incorporated  by
                   reference to Exhibit  10.11 to the 1995 Form 10-K).
           10.15   Employment  Agreement of Andrew M. Weller  (incorporated  by reference to Exhibit 10.12 to the 1995 Form 10-K).
           10.16   Employment  Agreement of Thomas W. Cook   (incorporated   by
                   reference to Exhibit  10.13 to the 1995 Form 10-K).
           10.17   Form of  Employment  Agreement  (incorporated  by  reference to Exhibit 10.17 to the 1996 Form 10-K). 10.18 Form of Severance Agreement (incorporated by reference to Exhibit
                   10.15 to the 1995 Form 10-K). 10.19 Form of Stay Bonus Agreement (incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K). 10.20 Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the 1995 Form 10-K). 10.21 Form of Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.21 to the 1996 Form 10-K.)
           10.22 Gunite Corporation Salaried Employees Retirement Plan (incorporated by reference to Exhibit 10.18 to the 1995 Form 10-K).
           10.23 Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1997).
           10.24 Gunite Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to the 1995 Form 10-K).
           10.25   Form of Restricted Stock Agreement.

           13.1   Selected    portions  of  the   Registrant's   Annual  Report
                  to Shareholders for the fiscal year ended December 31, 1998 which are incorporated by reference herein.
           21.1   Subsidiaries of the Company
           23.1   Consent of Arthur Andersen LLP
           27.1   Financial Data Schedule


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

                       JOHNSTOWN AMERICA INDUSTRIES, INC.


                                       By:/S/THOMAS M. BEGEL
                                          ------------------------------------
                                          Chairman of the Board, President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/S/THOMAS M. BEGEL                  Chairman of the Board, President            March 25, 1999
---------------------------         and Chief Executive Officer
Thomas M. Begel                     (Principal Executive Officer)

/S/ANDREW M. WELLER                 Executive Vice President, Chief             March 25, 1999
---------------------------         Financial Officer and Director
Andrew M. Weller                    (Principal Financial Officer and
                                    Principal Accounting Officer)

/S/CAMILLO SANTOMERO                Director                                    March 25, 1999
---------------------------
Camillo Santomero

/S/R. PHILIP SILVER                 Director                                    March 25, 1999
---------------------------
R. Philip Silver

/S/FRANCIS S. STROBLE               Director                                    March 25, 1999
---------------------------
Francis S. Stroble
