Form 10-Q
period 1999-03-31
JOHNSTOWN AMERICA INDUSTRIES INC
filed 1999-05-17
CIK 906114

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-Q
                            ---------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999
                         Commission File No. 0-21830

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

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 17, 1999 was 10,025,754.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          PAGE


PART I      FINANCIAL INFORMATION.......................................   3

Item 1      Condensed Consolidated Balance Sheets as
            of March 31, 1999, and December 31, 1998....................  4-5

            Condensed Consolidated Statements of Income for
            the Three Months Ended March 31, 1999 and 1998..............   6

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1999 and 1998..........  7-8

            Notes to Condensed Consolidated Financial Statements........  9-22


ITEM 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 23-29


PART II     OTHER INFORMATION   ........................................  30

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

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (Unaudited)

                                                         March 31,  December 31,
(In thousands)                                             1999          1998
                                                        ----------   ----------

  ASSETS

Current Assets:
 Cash and cash equivalents............................   $  36,543    $  39,112
 Accounts receivable, net.............................      97,328       81,740
 Inventories..........................................      63,512       66,678
 Prepaid expenses and other current assets............      16,261       16,202
                                                         ----------   ----------
   Total current assets...............................     213,644      203,732

 Property, plant and equipment, net...................     113,088      115,193
 Leasing business assets, net.........................      20,599       19,523
 Deferred financing costs, net........................       6,821        7,526
 Intangible assets, net...............................     236,280      238,380
                                                         ----------   ----------
   Total assets.......................................   $ 590,432    $ 584,354
                                                         ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (Unaudited)

                                                          March 31, December 31,
(In thousands)                                              1999        1998
                                                         ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................   $  72,640    $  65,583
 Accrued expenses and other payables .................      74,402       70,843
 Current maturities of long-term debt and capital ....         701        9,511
lease
                                                         ---------    ---------
   Total current liabilities .........................     147,743      145,937

Long-term debt and capital lease, less current .......      43,254       54,486
maturities
JAIX Leasing debt, less current maturities ...........       8,586        8,711
Senior subordinated notes ............................     182,250      182,338
Deferred income tax liabilities ......................      34,259       34,571
Other long-term liabilities ..........................      48,770       47,594

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding .......................        --           --
 Common stock, par $.01, 201,000 shares
  authorized, 10,023 and 9,900 issued and outstanding
  as of March 31, 1999 and December 31, 1998,
  respectively .......................................         100           99
 Paid-in capital .....................................      58,655       56,892
 Unearned compensation ...............................      (1,522)        --
 Retained earnings ...................................      68,347       53,741
 Employee receivables for stock purchases ............         (10)         (15)
                                                         ---------    ---------
   Total shareholders' equity ........................     125,570      110,717

                                                         =========    =========
  Total liabilities and shareholders' equity .........   $ 590,432    $ 584,354
                                                         =========    =========


    See accompanying notes to condensed consolidated financial statements.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (Unaudited)

(In thousands, except per share data)
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------

Net manufacturing sales ..............................   $ 295,882    $ 228,814
Leasing revenue ......................................       2,478        2,379
                                                         ---------    ---------
 Total revenue .......................................     298,360      231,193

Cost of sales - manufacturing ........................     248,049      199,161
Cost of leasing ......................................       1,406        1,488
                                                         ---------    ---------
 Gross profit ........................................      48,905       30,544

Selling, general and administrative
 expenses ............................................      14,360       13,161
Amortization expense .................................       2,098        2,139
Gain on sale of leased freight cars ..................        --         (1,223)
Patent litigation settlement .........................        --        (16,750)
                                                         ---------    ---------
 Operating income ....................................      32,447       33,217

Interest income ......................................        (224)        (193)
Interest expense .....................................       6,952        8,246
Interest expense - leasing ...........................         218          569
                                                         ---------    ---------

Income before income taxes and extraordinary item ....      25,501       24,595

Provision for income taxes ...........................      10,585       10,552
                                                         ---------    ---------

Net income before extraordinary item .................      14,916       14,043
Extraordinary item, net of income taxes ..............        (299)        --
                                                         ---------    ---------

Net income and comprehensive income ..................   $  14,617    $  14,043
                                                         =========    =========

Basic earnings per share:
Income before extraordinary item......................   $    1.50    $    1.44
Extraordinary item....................................       (0.03)          --
                                                         ---------    ---------
Net income per share..................................   $    1.47    $    1.44
                                                         =========    =========
Basic weighted average shares outstanding.............       9,913        9,767
                                                         =========    =========

Diluted earnings per share:
Income before extraordinary item......................   $    1.47    $    1.40
Extraordinary item....................................       (0.03)          --
                                                         ---------    ---------
Net income per share..................................   $    1.44    $    1.40
                                                         =========    =========
Diluted weighted average equivalents and
 shares outstanding...................................      10,148       10,072
                                                         =========    =========

    See accompanying notes to condensed consolidated financial statements.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
(In thousands)                                               1999        1998
                                                          ----------  ----------

OPERATING ACTIVITIES:
 Net income............................................... $  14,617  $  14,043

 Adjustments to reconcile net income to net cash from operating activities:

   Depreciation ..........................................     4,022      3,864
   Amortization ..........................................     2,731      3,130
   Provision for postretirement benefits .................       708        696
   Deferred income tax benefit ...........................      (312)      (273)
   Gain on sale of leased freight cars ...................      --       (1,223)
   Patent litigation settlement ..........................      --      (16,750)
   Extraordinary item ....................................       299       --

 Changes in operating assets and liabilities:
   Accounts receivable, net ..............................   (15,588)   (38,504)
   Inventories ...........................................     3,165      2,093
   Accounts payable ......................................     7,056     15,525
   Other assets and liabilities ..........................     3,915      6,482
                                                           ---------  ---------

 Net cash provided by (used for) operating activities ....    20,613    (10,917)
                                                           ---------  ---------

INVESTING ACTIVITIES:
 Capital expenditures ....................................    (1,758)    (1,797)
 Leasing business asset additions ........................    (1,247)    (2,232)
 Proceeds from sale of leased freight cars ...............      --       24,320
                                                             -------    -------

 Net cash provided by (used for) investing activities ....    (3,005)    20,291
                                                             -------    -------



    See accompanying notes to condensed consolidated financial statements.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
 (In thousands)                                              1999        1998
                                                          ----------  ----------

FINANCING ACTIVITIES:
 Payments of term loans and capital lease...............  $ (20,053)  $    (881)
 Payments of JAIX Leasing loans.........................       (114)    (19,649)
 Payment of deferred financing costs....................       (205)         --
 Other..................................................        195          20
                                                          ----------  ----------

 Net cash used for financing activities.................    (20,177)    (20,510)
                                                          ----------  ----------

 Net decrease in cash and cash equivalents..............     (2,569)    (11,136)

CASH AND CASH EQUIVALENTS,
  beginning of period...................................     39,112      30,875
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS,
  end of period.........................................  $  36,543   $  19,739
                                                          ==========  ==========



                      SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest..................................  $  12,269   $  13,451
Cash paid for income taxes..............................  $     738   $   1,075



    See accompanying notes to condensed consolidated financial statements.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


1. BASIS OF PRESENTATION

The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included by reference in the registrant's Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements include the accounts of Johnstown America Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.


2.  SUBSEQUENT EVENTS

SALE OF FREIGHT CAR OPERATIONS
On May 11, 1999, the Company announced that it had signed a definitive agreement to sell the stock of its freight car operations, including Johnstown America Corporation, Freight Car Services Inc. and JAIX Leasing Company to a newly formed company that will operate under the Johnstown America Corporation (JAC) name. It is expected that the transaction will close in mid-June. Under the terms of the agreement, the Company will receive proceeds of approximately $100 million in cash and a 20 percent equity interest in the newly formed JAC company. An additional contingent payment of $20 million plus interest will be received upon certain one time events related to JAC. In addition, the new company will assume all of the liabilities of the freight car operations, including the $5.3 million Industrial Revenue Bond debt of Freight Car Services, Inc.; $9.1 million of JAIX Leasing Company debt; and employee- related liabilities including $10.8 million of retiree medical and life insurance liabilities and the assumption of existing union contracts together with related liabilities. Anticipated after-tax cash proceeds of approximately $75 million will be used to prepay outstanding indebtedness under the new Senior Credit Facility which will result in an after tax extraordinary non-cash charge of approximately $20.0 million. After the sale of the freight car operations, the Company will restate its historical financial statements to reflect those operations as discontinued operations.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


EMI COMPANY ACQUISITION
On May 3, 1999, the Company announced that its Gunite Corporation subsidiary had signed a definitive agreement to acquire the assets of EMI Company (EMI), an iron foundry and machining company located in Erie, Pennsylvania from Hitachi Metals America, Ltd. Terms of the transaction were not disclosed. The Company plans to fund the purchase price with available cash on-hand.

IMPERIAL GROUP ACQUISITION
On April 29, 1999, the Company acquired the assets of Imperial Group, Inc. (Imperial). Imperial is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty Class 8 truck manufacturers and transit bus manufacturers. The purchase price for Imperial, consisting of $57.4 million in cash and 156,740 shares of JAII common stock, was approximately $60.1 million at closing. In connection with the acquisition, JAII entered into a new senior bank credit facility (see "New Senior Credit Facility" below).

NEW SENIOR BANK CREDIT FACILITY
In conjunction with the acquisition of Imperial, the Company on April 29, 1999, entered into a new Senior Bank Credit Facility. The new facility is comprised of a $50 million Term A Loan, a $50 million Term B Loan and an undrawn $75 million Revolving Credit Facility. Proceeds were used to finance the Imperial acquisition, to refinance JAII's then outstanding senior bank debt of $36.6 million (resulting in an extraordinary non-cash after tax charge of $1.7 million), and for working capital and other general corporate purposes.

At the Company's election, interest rates per annum on the new Term A loan and the new Revolving Credit Facility are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Term B loan are either (a) LIBOR plus a margin of 2.75% or (b) ABR plus a margin of 1.75%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the new Senior Bank Credit Facility are guaranteed by each of the Company's subsidiaries other than JAIX Leasing (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Term A Loan and the Revolving Credit Facility mature on April 29, 2004 and the Term B Loan matures on April 29, 2005.

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


The new Senior Bank Credit Facility contains various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth. The agreement also restricts the Company from paying dividends and making other distributions in certain circumstances, and limits the ability to repurchase common stock and prepay the Senior Subordinated Notes.

INDUSTRIAL REVENUE BOND
On April 1 1999, the Company, through its wholly owned subsidiary, Bostrom Seating, Inc., issued Industrial Revenue Bonds for $3.1 million which bear interest at a variable rate (3.35% as of April 1, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by the Company. The bonds have no amortization and mature in 2014. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would either refinance such bonds with additional borrowings under the new Revolving Credit Facility or use available cash on hand.

3.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           1999        1998
                                                        ----------  ----------
Raw materials and purchased
  components                                            $  12,767   $  11,605
Work-in-progress and finished goods                        50,745      55,073
                                                        ----------  ----------
                                                        $  63,512   $  66,678
                                                        ==========  ==========

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


4.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                                         March 31,  December 31,
                                                           1999        1998
                                                        ----------  ----------

Revolving loan                                          $      --   $      --
Tranche B term loan                                        36,632      56,632
                                                        ----------  ----------
 Total senior bank facilities                              36,632      56,632

Industrial revenue bond                                     5,300       5,300
Capital lease                                               1,540       1,593
JAIX Leasing debt                                           9,069       9,183
                                                        ----------  ----------
 Total debt                                                52,541      72,708

Less:
Current maturities                                           (701)     (9,511)
Long-term portion of JAIX Leasing debt                     (8,586)     (8,711)
                                                        ----------  ----------

 Long-term debt                                         $  43,254   $  54,486
                                                        ==========  ==========

SENIOR BANK FACILITIES

The Company entered into a credit facility (Senior Bank Facilities) on August 23, 1995, in conjunction with the acquisition of Truck Components Inc. (TCI) and the related transactions. The revolving credit line portion of the Senior Bank Facilities provided for up to $75 million of outstanding borrowings and letters of credit, limited by the level of eligible accounts receivable and inventories. As of March 31, 1999, availability under the revolving credit line, after consideration of outstanding letters of credit of $13.5 million, was $ 61.5 million and the weighted average interest rate of all outstanding loans under the Senior Bank Facilities was 8.76%.

The Tranche A term loan was paid off in 1997. The Company used $20.0 million of cash from operations during the first quarter of 1999 to prepay obligations under the Tranche B term loan. An extraordinary non-cash after tax charge of $0.3 million was incurred from the write off of unamortized deferred costs associated with this debt repayment. On April 29, 1999, the remaining balance of $36.6 million in Tranche B loans was repaid and the facility was terminated in connection with the establishment of a new Senior Bank Credit Facility (see Note
2).

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


JAIX LEASING DEBT

On June 14, 1996, JAIX Leasing entered into a ten-year term loan which bears interest at an average interest rate of 8.87%. At March 31, 1999, debt outstanding under the facility was $9.1 million. The facility is secured by the underlying leases and assets and contains various covenants.

INDUSTRIAL REVENUE BOND

The Company, through its wholly owned subsidiary, Freight Car Services, Inc., issued Industrial Revenue Bonds for $5.3 million which bear interest at a variable rate (3.2% as of March 31, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by the Company. The bonds have no amortization and mature on December 1, 2010. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under new the Revolving Credit Facility or utilize available cash on hand.

INTEREST RATE CONTRACTS

The Company has entered into an interest rate contract to fix a portion of the cost of its variable rate bank debt. This contract limits the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contract covering the current period is $25 million at a 6.14% fixed rate of interest plus the applicable borrowing margin. The contract matures in August 2000.


5.  SENIOR SUBORDINATED NOTES

In 1995, the Company issued $100 million of Senior Subordinated Notes which are due August 15, 2005. In 1997, the Company issued $80 million of additional notes due August 15, 2005 (collectively, the Notes) with substantially identical terms to the already outstanding notes at a $3.6 million premium, for an effective rate of 10.8%. These Notes have an interest rate of 11.75% per annum and are guaranteed on an unsecured, senior subordinated joint and several basis by each of the Guarantor Subsidiaries. Pursuant to the settlement of separate interest rate contracts in effect when each portion of the Notes was issued, the Company realized a $0.8 million loss and a $2.6 million gain upon the 1997 and 1995 issuances, respectively. The gain and the loss are being amortized as an offset to interest expense over the term of the Notes. The Notes have customary restrictive covenants including restrictions on incurrence of additional

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


indebtedness, payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.

The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the senior bank debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


6.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of March 31, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.7 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)


reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.


7.  BUSINESS SEGMENT INFORMATION

The Company is engaged in the transportation industry and operates in two business segments. Both segments operate in North America. There are no intersegment sales.

The Company's reportable segments are its strategic business units that serve separate markets. They are managed separately because each segment serves a different sector in the transportation field. The freight car segment consists of Johnstown America Corporation, Freight Car Services and JAIX Leasing. The truck components segment consists of Gunite Corporation, Brillion Iron Works, Bostrom Seating and Fabco Automotive.

The Company accumulates its expenses for the corporate headquarters which provide services to each of the operating segments. These costs are partially allocated to the segments based primarily on the sales of each unit.

The accounting policies of the segments are the same as those followed by the consolidated Company. The Company evaluates performances based on operating income or loss before interest and income taxes, and also on operating cash flow defined as operating income or loss plus depreciation and amortization. Certain segment information for the quarters ended March 31, 1999 and 1998 is as follows:

             JOHNSTOWN AMERICA INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  For the Three Months Ended March 31, 1999
                                 (Unaudited)



(IN MILLIONS)                                 OPERATING
                                 NET SALES   INCOME (LOSS)
                                 ---------- --------------
FIRST QUARTER 1999
------------------
Freight Car                     $    181.1  $     18.9
                                ----------  ----------
Truck Components                     117.3        14.0
                                ----------  ----------
Corporate                              0.0        (0.5)
                                ----------  ----------
       TOTAL                    $    298.4  $     32.4
                                ==========  ==========
FIRST QUARTER 1998
------------------
Freight Car                     $    117.4  $     21.5(1)
                                ----------  ----------
Truck Components                     113.8        12.2
                                ----------  ----------
Corporate                              0.0        (0.4)
                                ----------  ----------
       TOTAL                    $    231.2  $     33.2
                                ==========  ==========

(1)   INCLUDES FAVORABLE SETTLEMENT OF PATENT LAWSUIT LITIGATION OF $16.8
      MILLION.



8.  GUARANTOR SUBSIDIARIES

The Notes and the obligations under the senior bank debt are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following condensed consolidating financial data illustrates the composition of the Parent Company, the Guarantor Subsidiaries, and JAIX Leasing as of and for certain dates and periods. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial composition of the Guarantor Subsidiaries and thus, are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.


                    Condensed Consolidating Balance Sheet
                             as of March 31, 1999
                                (In millions)
                                 (Unaudited)


                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------
Cash and cash equivalents           $    40.9  $   (10.9)  $    6.5  $      --  $    36.5
Accounts receivable, net                   --       96.9        0.4         --       97.3
Inventories                                --       63.5         --         --       63.5
Prepaid expenses and other                1.6       15.1       (0.4)        --       16.3
                                    ---------- ---------- ---------- ---------- ----------
     Total current assets                42.5      164.6        6.5         --      213.6

Property, plant and equipment, net        2.4      112.3       19.3       (0.3)     133.7
Other assets                            159.7      236.6        0.4     (153.6)     243.1
                                    ---------- ---------- ---------- ---------- ----------

     Total assets                   $   204.6  $   513.5  $    26.2  $  (153.9) $   590.4
                                    ========== ========== ========== ========== ==========


Accounts payable                    $      --  $    72.6  $      --  $      --  $    72.6
Other current liabilities               (33.8)     105.7        3.2         --       75.1
                                    ---------- ---------- ---------- ---------- ----------
     Total current liabilities          (33.8)     178.3        3.2         --      147.7

Noncurrent liabilities                     --       79.5        3.5         --       83.0
Long-term debt, less current
  maturities and intercompany
  advances                              112.8      112.7        8.6         --      234.1

Total shareholders' equity              125.6      143.0       10.9     (153.9)     125.6
                                    ---------- ---------- ---------- ---------- ----------

     Total liabilities and shareholders'
         equity                     $   204.6  $   513.5  $    26.2  $  (153.9) $   590.4
                                    ========== ========== ========== ========== ==========






                 Condensed Consolidating Statement of Income
                  For the Three Months Ended March 31, 1999
                                (In millions)
                                 (Unaudited)



                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------

Total revenue                       $      --  $   295.9  $     2.5  $      --  $   298.4
Cost of sales                              --      248.1        1.4         --      249.5
                                    ---------- ---------- ---------- ---------- ----------
  Gross profit                             --       47.8        1.1         --       48.9
Selling, general, administrative
 and amortization expenses                0.5       15.8        0.2         --       16.5
                                    ---------- ---------- ---------- ---------- ----------
   Operating income                      (0.5)      32.0        0.9         --       32.4
Interest expense, net                     3.8        2.9        0.2         --        6.9
Equity (earnings) of subsidiaries       (17.5)        --         --      (17.5)        --
Provision (benefit) for income           (1.7)      12.0        0.3         --       10.6
taxes.
                                    ---------- ---------- ---------- ---------- ----------
Net income (loss) before
   extraordinary item                    14.9       17.1        0.4      (17.5)      14.9
Extraordinary item net of
   income tax                            (0.3)        --         --         --       (0.3)
                                    ---------- ---------- ---------- ---------- ----------
Net income (loss)                   $    14.6  $    17.1  $     0.4  $   (17.5) $    14.6
                                    ========== ========== ========== ========== ==========












               Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended March 31, 1999
                                (In millions)
                                 (Unaudited)



                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES               $    (9.5) $    27.3   $    2.8   $     --  $    20.6

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures                     --       (1.8)        --         --       (1.8)
  Leasing business asset additions         --         --       (1.2)        --       (1.2)
                                    ---------- ---------- ---------- ---------- ----------
Cash provided by (used for)
   investing activities                    --       (1.8)      (1.2)        --       (3.0)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Payments of term loans
   and capital lease                    (20.0)      (0.1)        --         --      (20.1)
  Payments of JAIX Leasing debt            --         --       (0.1)        --       (0.1)
  Intercompany advances                  (2.2)       2.2         --         --         --
  Payment of deferred financing
    costs and other                       0.2         --       (0.2)        --         --
  Dividends received (paid)              25.0      (25.0)        --         --         --
                                    ---------- ---------- ---------- ---------- ----------
Cash provided by (used for)
   financing  activities                  3.0      (22.9)      (0.3)        --      (20.2)

Net increase (decrease) in cash
 and cash equivalents                    (6.5)       2.6        1.3         --       (2.6)
CASH AND CASH
 EQUIVALENTS,
  beginning of period                    47.4      (13.5)       5.2         --       39.1
                                    ---------- ---------- ---------- ---------- ----------

CASH AND CASH
 EQUIVALENTS,
  end of period                     $    40.9  $   (10.9) $     6.5  $      --  $    36.5
                                    ========== ========== ========== ========== ==========







                    Condensed Consolidating Balance Sheet
                           as of December 31, 1998
                                (In millions)



                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------

Cash and cash equivalents           $    47.4  $   (13.5) $     5.2  $      --  $    39.1
Accounts receivable, net                   --       81.3        0.4         --       81.7
Inventories                                --       66.7         --         --       66.7
Prepaid expenses and other                3.1       12.0        1.1         --       16.2
                                    ---------- ---------- ---------- ---------- ----------
     Total current assets                50.5      146.5        6.7         --      203.7

Property, plant and equipment, net        2.4      114.4       18.2       (0.3)     134.7
Other assets                            168.1      238.5        0.3     (160.9)     246.0
                                    ---------- ---------- ---------- ---------- ----------

     Total assets                   $   221.0  $   499.4  $    25.2  $  (161.2) $   584.4
                                    ========== ========== ========== ========== ==========

Accounts payable                    $      --  $    65.4  $     0.2  $      --  $    65.6
Other current liabilities               (16.0)      93.9        2.4         --       80.3
                                    ---------- ---------- ---------- ---------- ----------
     Total current liabilities          (16.0)     159.3        2.6         --      145.9

Noncurrent liabilities                     --       78.8        3.5         --       82.3
Long-term debt, less current
  maturities and intercompany
  advances (receivables)                126.3      110.5        8.7         --      245.5

Total shareholders' equity              110.7      150.8       10.4     (161.2)     110.7
                                    ---------- ---------- ---------- ---------- ----------

     Total liabilities and shareholders'
          equity                    $   221.0  $   499.4  $    25.2  $  (161.2) $   584.4
                                    ========== ========== ========== ========== ==========






                 Condensed Consolidating Statement of Income
                  For the Three Months Ended March 31, 1998
                                (In millions)
                                 (Unaudited)



                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------

Total revenue                       $      --  $   228.8  $      2.4 $      --  $   231.2
Cost of sales                              --      199.2        1.5         --      200.7
                                    ---------- ---------- ---------- ---------- ----------
  Gross profit                             --       29.6        0.9         --       30.5
Selling, general, administrative
 and amortization expenses                0.4       14.9         --         --       15.3
                                    ---------- ---------- ---------- ---------- ----------
Gain on sale of leased freight cars        --         --       (1.2)        --       (1.2)
Patent litigation settlement               --      (16.8)        --         --      (16.8)
                                    ---------- ---------- ---------- ---------- ----------
  Operating income                       (0.4)      31.5        2.1         --       33.2
Interest expense, net                     3.4        4.7        0.5         --        8.6
Equity (earnings) of subsidiaries       (16.3)        --         --       16.3         --
Provision (benefit) for income
  taxes                                  (1.5)      11.5        0.6         --        0.6
                                    ---------- ---------- ---------- ---------- ----------
  Net income (loss)                 $    14.0  $    15.3  $     1.0  $   (16.3) $    14.0
                                    ========== ========== ========== ========== ==========








               Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended March 31, 1998
                                  (millions)
                                 (Unaudited)



                                     PARENT     GUARANTOR     JAIX
                                    COMPANY   SUBSIDIARIES  LEASING  ELIMINATIONS CONSOLIDATED
                                   ---------  ------------ --------- ------------ ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES               $    (8.9) $    (1.9) $    (0.1) $      --  $   (10.9)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures                     --       (1.8)        --         --       (1.8)
  Leasing business asset additions         --         --       (2.2)        --       (2.2)
Proceeds from sale of leased
  freight cars                             --         --       24.3         --       24.3
                                    ---------- ---------- ---------- ---------- ----------
Cash provided by (used for)
  investing activities                     --       (1.8)      22.1         --       20.3

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Payments of term loans and
   capital leases                        (0.8)      (0.1)        --         --       (0.9)
  Net Borrowings under
   JAIX Leasing debt                       --         --      (19.7)        --      (19.7)
  Intercompany advances                  (2.0)       2.0         --         --         --
                                    ---------- ---------- ---------- ---------- ----------
Cash provided by (used for)
   financing activities                  (2.8)       1.9      (19.7)        --      (20.6)

Net increase (decrease) in cash
 and cash equivalents                   (11.7)      (1.8)       2.3         --      (11.2)
CASH AND CASH
 EQUIVALENTS,
  beginning of period                    25.1        3.8        2.0         --       30.9
                                    ---------- ---------- ---------- ---------- ----------

CASH AND CASH
 EQUIVALENTS,
  end of period                     $    13.4  $     2.0  $     4.3  $      --  $    19.7
                                    ========== ========== ========== ========== ==========

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1999



GENERAL

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998
TOTAL REVENUE

Total revenue for the three months ended March 31, 1999 increased 29.1% to $298.4 million from $231.2 million in the first quarter of 1998. The revenue increase was primarily due to an increase in the freight car segment of 54.3% from $117.4 million in the first quarter of 1998 to $181.1 million in the first quarter of 1999. Shipments of new and rebuilt cars in 1999 were 3,027 compared to 2,087 new and rebuilt cars in 1998. As of March 31, 1999 the Company's backlog of new and rebuilt cars was 8,282, compared to 4,625 cars at March 31, 1998 and 9,462 cars at December 31, 1998. The truck component segment revenue increased 3.1% from $113.8 in the first quarter of 1998 to $117.3 million in the first quarter of 1999.

COST OF SALES - MANUFACTURING AND GROSS PROFITS

Cost of sales - manufacturing for the first quarter as a percent of manufacturing sales was 83.8% in 1999 compared to 87.0% in 1998. Related gross profits were 16.2% and 13.0%, respectively. The increase in gross profit margins resulted primarily from higher gross profit margins in the freight car segment due to increased volume, better pricing and operational improvements made in the first quarter of 1999 in comparison to the first quarter of 1998.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general and administrative expenses as a percentage of total revenue were 5.0% and 5.7% in the first quarter of 1999 and 1998, respectively. On a percentage of total revenue basis, selling, general and administrative expenses in the truck components segment were relatively unchanged, but were reduced in the freight car segment due to significantly higher revenues. Amortization expense was $2.1 million in both the first quarter of 1999 and 1998.

OPERATING INCOME

Operating income was $32.4 million in the first quarter of 1999, compared to $33.2 million in the first quarter of 1998. Operating income in the first quarter of 1998 was favorably affected by a $16.8 million patent litigation settlement. Operating income in the first quarter of 1999 increased by $16.0 million compared to operating income in the first quarter of 1998 after non-recurring items. During the first quarter of 1999, increased sales and margins accounted for $18.4 million of the increase, while selling, general and administrative expense increased in the first quarter of 1999 by $1.2 million over first quarter 1998 levels. The Company also recognized a $1.2 million gain on the sale of leased freight cars in the first quarter of 1998.

OTHER

Interest expense, net, was $6.9 million in the first quarter of 1999, compared to $8.6 million in the first quarter of 1998. The reduced interest expense was due to significantly lower levels of both the Company's term debt and its JAIX Leasing subsidiary's debt.

The Company recorded an extraordinary item, net of income tax, of $0.3 million in the first quarter of 1999 due to the early repayment of $20.0 of Tranche B Term debt.

Net income and diluted earnings per share for the first quarter of 1999 were $14.6 million and $1.44, respectively, compared to net income and diluted earnings per share of $14.0 million and $1.40, respectively, for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, the Company provided cash from operations of $20.6 million compared with a use of cash of $10.9 million for the first three months of 1998. The Company used $3.0 million of cash in 1999 for investing activities, $1.8 million for capital expenditures and $1.2 million for leased business asset additions. Cash used by financing activities was $20.2 million for the first three months of 1999, due to the pay down of $20.1 million of term loan principal payments and capital lease and $0.1 million of leasing debt.


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

As of March 31, 1999, there was $36.6 million of term loans outstanding under the Senior Bank Facilities, $182.2 million of Notes outstanding, and no borrowings under the $75 million revolving credit line under the Senior Bank Facilities. Availability under the revolving credit line, after consideration of outstanding letters of credit of $13.5 million, was $61.5 million.

Interest payments on the Notes and interest and principal payments under the Senior Bank Facility represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the new Senior Bank Credit Facility bears interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Bank Credit Facility require periodic principal payments through their maturities.

The Company believes that the cash flow generated from its operations, together with amounts available under its revolving credit line, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the new Senior Bank Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of March 31, 1999, the Company's balance sheet included cash of $36.5 million.

SUBSEQUENT EVENTS

On May 11, 1999, the Company announced that it had signed a definitive agreement to sell the stock of its freight car operations, including Johnstown America Corporation, Freight Car Services Inc. and JAIX Leasing Company to a newly formed company that will operate under the Johnstown America Corporation (JAC) name. It is expected that the transaction will close in mid-June. Under the terms of the agreement, the Company will receive proceeds of approximately $100 million in cash and a 20 percent equity interest in the newly formed JAC company. An additional contingent payment of $20 million plus interest will be received upon certain one time events related to JAC. In addition, the new company will assume all of the liabilities of the freight car operations, including the $5.3 million Industrial Revenue Bond debt of Freight Car Services, Inc.; $9.1 million of JAIX Leasing Company debt; and employee- related liabilities including $10.8 million of retiree medical and life insurance liabilities and the assumption of existing union contracts together with related liabilities. Anticipated after-tax cash proceeds of approximately $75 million will be used to prepay outstanding indebtedness under the new Senior Credit Facility which will result in an after tax extraordinary non-cash charge of approximately $20.0 million. After the sale of the freight car operations, the Company will restate its historical financial statements to reflect those operations as discontinued operations.

On May 3, 1999, the Company announced that its Gunite Corporation subsidiary had signed a definitive agreement to acquire the assets of EMI Company (EMI), an iron foundry and machining company located in Erie, Pennsylvania with annual revenues of approximately $55 million, from Hitachi Metals America, Ltd. Terms of the transaction were not disclosed. The Company plans to fund the purchase price with available cash on-hand.

On April 29, 1999, the Company acquired the assets of Imperial Group, Inc. (Imperial). Imperial is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty Class 8 truck manufacturers and transit bus manufacturers. The purchase price for Imperial, consisting of $57.4 million in cash and 156,740 shares of JAII common stock, was approximately $60.1 million at closing. Imperial's 1998 revenues were $81.8 million. In connection with the acquisition, JAII entered into a new senior bank credit facility (see "New Senior Credit Facility" below).

In conjunction with the acquisition of Imperial, the Company on April 29, 1999, entered into a new Senior Bank Credit Facility. The new facility is comprised of a $50 million Term A Loan, a $50 million Term B Loan and an undrawn $75 million Revolving Credit Facility. Proceeds were used to finance the Imperial acquisition, to refinance JAII's then outstanding senior bank debt of $36.6 million (resulting in an extraordinary non-cash after tax charge of $1.7 million), and for working capital and other general corporate purposes.

At the Company's election, interest rates per annum on the new Term A loan and the new Revolving Credit Facility are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Term B loan are either (a) LIBOR plus a margin of 2.75% or (b) ABR plus a margin of 1.75%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the new Senior Bank Credit Facility are guaranteed by each of the Company's subsidiaries other than JAIX Leasing (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Term A Loan and the Revolving Credit Facility mature on April 29, 2004 and the Term B Loan matures on April 29, 2005.

The new Senior Bank Credit Facility contains various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth. The agreement also restricts the Company from paying dividends and making other distributions in certain circumstances, and limits the ability to repurchase common stock and prepay the Senior Subordinated Notes.


In April  1999,  the  Company,  through  its wholly  owned  subsidiary,  Bostrom
Seating, Inc., issued Industrial Revenue Bonds for $3.1 million which bear interest at a variable rate (3.35% as of April 1, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by Johnstown America Industries, Inc. The bonds have no amortization and mature in 2014. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would effectively refinance such bonds with additional borrowings under the new Revolving Credit Facility.

YEAR 2000

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


In 1996, the Company initiated a comprehensive program to ensure that its various business systems continue to function properly in the year 2000. By the end of 1998, all critical business systems at each operating unit had been reviewed, modified if necessary, and tested. Many non-critical business systems had also been reviewed, modified and tested. All non-critical systems are expected to be fully tested by mid 1999. Assessment of manufacturing processes and facility management systems is underway and is expected to be substantially completed by mid 1999.

Additionally, the Company is currently assessing readiness for the year 2000 by key suppliers and other third parties with whom it has significant business relationships. Information requests have been distributed and replies have been received. If the risk is deemed material, the Company is performing onsite visits to verify the adequacy of the information received.

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

Beginning in 1996, as part of the Company's ongoing information system improvement process, its enterprise systems were upgraded, which partially mitigated the impact of the Year 2000 problem. Excluding the cost of upgrading the enterprise systems, the pretax cost incurred to date of becoming "Year 2000" compliant has been approximately $0.5 million and is not expected to be more than $0.7 million for the total project. Such costs are being funded through operating cash flows.

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

ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of March 31, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.7 million which management believes its adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company by the year 2000. This new pronouncement will require the Company to record derivatives on the balance sheet as assets or liabilities, measured at fair value and gains or losses resulting from the changes in the values of those derivatives to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the Company because the use of derivatives at the Company is not significant.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1 Asset Purchase Agreement, dated as of March 22, 1999, among the Company, Imperial Group Acquisition, L.P., Imperial Fabricating Company of Tennessee, Inc., Fleet Design, Inc., Imperial Group, Inc., Fred D. Culbreath and Joseph A. Hicks.
10.2 Asset Purchase Agreement, dated as of April 30, 1999, among Gunite Corporation, Gunite Acquisition Corp., Hitachi Metals America,
         Ltd. and Ward Manufacturing, Inc.
10.3 Share Purchase Agreement, dated as of May 10, 1999, between the Company and Rabbit Hill Holdings, Inc. (incorporated by reference to Exhibit
         99.2 of the Company's Current Report on Form 8-K dated May 12, 1999).
10.4 Credit Agreement, dated as of April 29, 1999, among the Company, the financial institutions named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Swingline Lender, BankBoston, N.A. and The First National Bank of Chicago, as Co-Agents, and Chase Manhattan Bank Delaware, as Issuing Bank.
10.5 Bond Guaranty Agreement dated April 1, 1999, by Bostrom Seating, Inc. and Lease Agreement, dated April 1, 1999, between Bostrom Seating, Inc. and The Industrial Development Board of the City of Piedmont, relating to $3.1 million of industrial revenue bonds.

(B) REPORTS

The Company filed the following reports on Form 8-K during the three months ended March 31, 1999:

None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JOHNSTOWN AMERICA INDUSTRIES, INC.



By /S/ ANDREW M. WELLER
---------------------------------------
          Andrew M. Weller
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Dated: May 13, 1999