Form 10-Q
period 1999-06-30
TRANSPORTATION TECHNOLOGIES INDUSTRIES INC
filed 1999-08-13
CIK 906114

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

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-21830

                              ---------------------

                  TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
           Incorporated pursuant to the Laws of the State of Delaware
                              ---------------------

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

         Yes [X]                                             No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 10, 1999 was 10,255,628.

--------------------------------------------------------------------------------

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                          PAGE


PART I    FINANCIAL INFORMATION.........................................    3

Item 1    Condensed Consolidated Balance Sheets as
          of June 30, 1999, and December 31, 1998.......................   4-5

          Condensed Consolidated Statements of Income for
          the Three and Six Months Ended June 30, 1999 and 1998.........    6

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 1998...............   7-8

          Notes to Condensed Consolidated Financial Statements..........  9-14


ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  15-20


PART II   OTHER INFORMATION   ..........................................   21

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

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                   (Unaudited)

                                                    June 30,      December 31,
(In thousands)                                        1999             1998
                                                 -------------    -------------

  ASSETS

Current Assets:
    Cash and cash equivalents...................$       43,848   $       33,382
    Accounts receivable, net....................        72,066           55,550
    Inventories.................................        38,884           29,566
    Deferred income tax assets..................        12,399           13,688
    Prepaid expenses and other current assets...         6,336            2,643
    Net assets of discontinued operations.......            --           37,555
                                                 -------------    -------------
      Total current assets......................       173,533          172,384

    Property, plant and equipment, net..........       119,142           82,402
    Deferred financing costs and other, net.....         5,998            8,809
    Intangible assets, net......................       256,484          229,408
                                                 -------------    -------------
      Total assets..............................$      555,157   $      493,003
                                                 =============    =============



     See accompanying notes to condensed consolidated financial statements.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                   (Unaudited)

                                                                                      June 30,             December 31,
(In thousands)                                                                           1999                  1998
                                                                                  ---------------       ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable.........................................................      $       39,513      $         19,601
    Accrued expenses and other payables......................................              55,473                51,662
    Accrued income taxes on discontinued operations..........................              15,513                    --
    Current maturities of long-term debt and capital lease...................               1,924                 9,039
                                                                                  ---------------       ---------------
       Total current liabilities.............................................             112,423                80,302

    Long-term debt and capital lease, less current maturities................              22,663                49,186
    Senior subordinated notes................................................             182,162               182,338
    Deferred income tax liabilities..........................................              30,390                34,571
    Other long-term liabilities..............................................              35,767                35,889
                                                                                  ---------------       ---------------
                                                                                          270,982               301,984
    Shareholders' Equity:
     Preferred stock, par $.01, 20,000 shares
      authorized, none outstanding...........................................                  --                    --
     Common stock, par $.01, 201,000 shares
      authorized, 10,227 and 9,900 issued and outstanding
      as of June 30, 1999 and December 31, 1998,
      respectively...........................................................                 102                    99
     Paid-in capital.........................................................              62,117                56,892
     Unearned compensation...................................................              (2,086)                   --
     Retained earnings.......................................................             111,619                53,741
     Employee receivables for stock purchases................................                  --                   (15)
                                                                                  ---------------       ---------------
       Total shareholders' equity............................................             171,752               110,717

                                                                                  ---------------       ---------------
      Total liabilities and shareholders' equity.............................      $      555,157      $        493,003
                                                                                  ===============       ===============




     See accompanying notes to condensed consolidated financial statements.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)

(In thousands, except per share data)
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                      -------------------------------  ----------------------------
                                                           1999             1998           1999           1998
                                                      ---------------  --------------  ------------- --------------

Net sales                                            $        134,371 $       109,014 $      251,671 $      222,831
Cost of sales                                                 106,074          87,148        198,722        178,034
                                                      ---------------  --------------  ------------- --------------
     Gross profit..................................            28,297          21,866         52,949         44,797

     Selling, general and administrative
     expenses......................................            10,962           9,876         21,079         19,757
     Amortization expense..........................             1,914           1,698          3,607          3,391
     Pension termination gain......................                --          (1,688)            --         (1,688)
                                                      ---------------  --------------  ------------- --------------
     Operating income..............................            15,421          11,980         28,263         23,337

     Interest income...............................              (524)           (341)          (654)          (466)
     Interest expense..............................             7,332           7,180         14,293         14,595
                                                      ---------------  --------------  ------------- --------------

     Income before income taxes, extraordinary
     items and discontinued operations.............             8,613           5,141         14,624          9,208

     Provision for income taxes....................             3,891           2,664          6,749          5,771
                                                      ---------------  --------------  ------------- --------------

     Net income before extraordinary items and
      discontinued operations......................             4,722           2,477          7,875          3,437
     Extraordinary items, net of income taxes......            (2,206)           (585)        (2,505)          (585)

     Discontinued operations:
     Income, net of income taxes...................            10,966           4,258         22,728         17,341
     Gain on sale, net of income taxes.............            29,817              --         29,817             --
                                                      ---------------  --------------  ------------- --------------

     Net income and comprehensive income...........  $         43,299 $         6,150 $       57,915 $       20,193
                                                      ===============  ==============  ============= ==============

     Basic earnings per share:
     Income before extraordinary items and
      discontinued operations......................  $           0.47 $         0.25  $        0.79  $        0.35
     Extraordinary items...........................             (0.22)         (0.06)         (0.25)         (0.06)
     Income from discontinued operations...........              4.06           0.44           5.26           1.78
                                                      ---------------  --------------  ------------- --------------
     Net income per share..........................  $           4.31 $         0.63           5.80  $        2.07
                                                      ===============  ==============  ============= ==============
     Basic weighted average common shares
      outstanding..................................            10,048           9,813          9,980          9,790
                                                      ===============  ==============  ============= ==============

     Diluted earnings per share:
     Income before extraordinary items and
      discontinued operations......................  $           0.46 $         0.24  $        0.77  $        0.34
     Extraordinary items...........................             (0.22)         (0.05)         (0.25)         (0.06)
     Income from discontinued operations...........              3.99           0.42           5.18           1.72
                                                      ---------------  --------------  ------------- --------------
     Net income per share..........................  $           4.23 $         0.61  $        5.70  $        2.00
                                                      ===============  ==============  ============= ==============
     Diluted weighted average equivalent shares
     outstanding...................................            10,239          10,165         10,169         10,114
                                                      ===============  ==============  ============= ==============


     See accompanying notes to condensed consolidated financial statements.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)


                                Six Months Ended
                                    June 30,
                                                                                  -------------------------------------
(In thousands)                                                                          1999                  1998
                                                                                  ---------------       ---------------

OPERATING ACTIVITIES:
    Net income ..............................................................      $       57,915       $        20,193
    Deduct income from discontinued operations...............................              22,728                17,341
                                                                                  ---------------       ---------------
    Income from continuing operations........................................              35,187                 2,852

    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
    Net gain on sale of discontinued operations..............................             (29,817)                   --
    Depreciation.............................................................               6,511                 5,517
    Amortization - other.....................................................               4,218                 3,951
    Amortization - deferred financing costs..................................                 414                   835
    Deferred income taxes....................................................                (624)                 (585)
    Pension termination gain.................................................                  --                (1,688)
    Extraordinary items, net of income taxes.................................               2,505                   585
    Provisions for postretirement benefits...................................                 783                   793

     Changes in operating assets and liabilities:
    Accounts receivable, net.................................................              (1,485)               (5,100)
    Inventories..............................................................                 415                 3,108
    Accounts payable.........................................................               7,231                (2,072)
    Other assets and liabilities.............................................              (9,858)                9,601
                                                                                  ---------------       ---------------

     Net cash provided by operating activities...............................              15,480                17,797
                                                                                  ---------------       ---------------

    INVESTING ACTIVITIES:
    Proceeds from the sale of discontinued operations........................             101,348                    --
    Cash paid for acquisitions, net of cash acquired.........................             (76,288)                   --
    Capital expenditures.....................................................              (5,654)               (3,849)
                                                                                  ---------------       ---------------

     Net cash provided by (used for) investing activities....................              19,406                (3,849)
                                                                                  ---------------       ---------------





     See accompanying notes to condensed consolidated financial statements.





          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)


                                Six Months Ended
                                    June 30,
                                                                                  -------------------------------------
(In thousands)                                                                          1999                  1998
                                                                                  ---------------       ---------------

FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt.............................    $        103,100      $             --
    Payment of term loans and capital leases.................................            (136,738)              (16,760)
    Payment of deferred financing costs......................................              (1,993)                   (8)
    Other....................................................................                 342                   106
                                                                                  ---------------       ---------------

    Net cash used for financing activities...................................             (35,289)              (16,662)
                                                                                  ---------------       ---------------

    Net decrease in cash and cash equivalents
      from continuing operations.............................................                (403)               (2,714)
    Net cash received from (paid to) discontinued operations.................              10,869                (2,906)

    CASH AND CASH EQUIVALENTS,
     beginning of period.....................................................              33,382                27,884
                                                                                  ---------------       ---------------

    CASH AND CASH EQUIVALENTS,
     end of period...........................................................    $         43,848      $         22,264
                                                                                  ===============       ===============




                       SUPPLEMENTAL CASH FLOWS DISCLOSURE


Cash paid for interest                                                           $        13,564       $         15,659
Cash paid for income taxes                                                       $        23,243       $         11,817





     See accompanying notes to condensed consolidated financial statements.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


1. BASIS OF PRESENTATION

The financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included by reference in the registrant's Form 10-K for the year ended December 31, 1998 and Form 8-K dated August 12, 1999.

Effective June 14, 1999, the name of the Company was changed from "Johnstown America Industries, Inc." to "Transportation Technologies Industries, Inc.", a Delaware company (the "Company").

The  condensed   consolidated  financial  statements  include  the  accounts  of
Transportation Technologies Industries, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.


2. DISCONTINUED OPERATIONS

On June 3, 1999, the Company completed the sale of its freight car operations comprised of three wholly owned subsidiaries - Johnstown America Corporation ("JAC"), Freight Car Services, Inc. ("FCS") and JAIX Leasing Company ("JAIX Leasing) to Rabbit Hill Holdings, Inc. (the "Buyer"). The Company received consideration consisting of approximately $101.3 million in cash, contingent additional consideration of $20.0 million and a 20 percent equity interest in the Buyer. In addition, the Buyer assumed substantially all of the liabilities of the freight car operations, including $14.4 million of debt. The 20 percent equity interest in the Buyer is comprised of common and preferred stock, some of which is non-voting. Further, the Company's rights with respect to voting and transferability of its equity interest are limited and, in particular, the Company granted a proxy to vote its equity interest to another shareholder of Buyer under certain circumstances. The sale resulted in an estimated pretax gain of $46.8 million after consideration of estimated transaction costs of $4.2 million and a related pension curtailment loss of $0.3 million. The after-tax gain on the disposition of the Railcar Business of $29.8 million was recorded in the Company's results for the second quarter of 1999. Approximately $2.5 million of additional gain was deferred due to the Company's continuing interest in the Railcar Business. Proceeds from the

$20.0 million contingent additional consideration will be recorded as a gain, if and when collected. Also as a result of the sale, $80.0 million of senior bank debt was paid subsequent to the disposition which resulted in the after-tax write off of $0.5 million of unamortized deferred financing costs.

The accompanying consolidated financial statements have been recast to reflect the Railcar Business as a discontinued operation. For historical business reporting segment purposes, the Company's financial data related to its Railcar Business was previously reported as the segment, "Freight Car."

Revenues of the Railcar Business in the three and six months ended June 30, 1999 were $134.5 million and $315.6 million, respectively, and were $129.2 million and $246.6 million for the three and six months ended June 30, 1998, respectively.


3.  ACQUISITIONS

IMPERIAL GROUP ACQUISITION
April 29, 1999, the Company acquired the assets of Imperial Group, Inc. (Imperial). Imperial is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty Class 8 truck manufacturers and transit bus manufacturers. The purchase price for Imperial was approximately $60.1 million consisting of $57.4 million in cash and 156,740 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The acquisition is subject to a future working capital adjustment. The purchase price is also subject to a contingent earn-out of up to $4.0 million, based on the operating results of Imperial's Washington plant for the 24 months ended April 2001. The Company also incurred transaction costs of $0.7 million and issued 36,500 shares of restricted stock to two Imperial employees valued at $0.6 million, which vest ratably over three years if employment continues.

EMI COMPANY ACQUISITION
Effective May 17, 1999, the Company acquired certain assets and liabilities of EMI Company (EMI), an iron foundry and machining company located in Erie, Pennsylvania. The Company paid $16.5 million in cash for property, plant and equipment and $2.2 million for working capital. The acquisition was accounted for under the purchase method of accounting.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


4.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                                June 30,          December 31,
                                                 1999                1998
                                           ---------------     ---------------
Raw materials and purchased
  components                            $           11,032  $            8,575
Work-in-progress and finished goods                 27,852              20,991
                                           ---------------     ---------------
                                        $           38,884  $           29,566
                                           ===============     ===============


5.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                               June 30,           December 31,
                                                 1999                 1998
                                           ---------------     ---------------

Revolving loan                          $               --  $               --
Tranche A term loan                                 10,000              56,632
Tranche B term loan                                 10,000                  --
                                           ---------------     ---------------
 Total senior bank facilities                       20,000              56,632

Industrial revenue bond                              3,100                  --
Capital lease                                        1,487               1,593
                                           ---------------     ---------------
 Total debt                                         24,587              58,225

Less:
Current maturities                                   1,924               9,039

                                           ---------------     ---------------
 Long-term debt                         $           22,663  $           49,186
                                           ===============     ===============

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

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


The Company used $20.0 million of cash from operations during the first quarter of 1999 to prepay obligations under the Tranche B term loan. An extraordinary non-cash after tax charge of $0.3 million was incurred from the write off of unamortized deferred financing costs associated with this debt repayment.

NEW SENIOR BANK CREDIT FACILITY
In conjunction with the acquisition of Imperial, the Company on April 29, 1999, entered into a new Senior Bank Credit Facility. The new facility is comprised of a $50 million Term A Loan, a $50 million Term B Loan and an undrawn $75 million Revolving Credit Facility. Proceeds were used to finance the Imperial acquisition, to refinance the Company's then outstanding senior bank debt of $36.6 million (resulting in an extraordinary non-cash after tax charge of $1.7 million from the write off of unamortized deferred financing costs), and for working capital and other general corporate purposes.

At the Company's election, interest rates per annum on the Term A Loan and the Revolving Credit Facility are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Term B Loan are either (a) LIBOR plus a margin of 2.75% or (b) ABR plus a margin of 1.75%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the Senior Bank Credit Facility are guaranteed by each of the Company's continuing subsidiaries (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Term A Loan and the Revolving Credit Facility mature on April 29, 2004 and the Term B Loan matures on April 29, 2005.

The new Senior Bank Credit Facility contains various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth. The agreement also restricts the Company from paying dividends and making other distributions in certain circumstances, and limits the ability to repurchase common stock and prepay the Senior Subordinated Notes.

In connection with the sale of the freight car operations, net proceeds were used to pay down $40.0 million of the Term A Loan and $40.0 million of the Term B Loan, resulting in an extraordinary non-cash after tax charge of $0.5 million from the write off of unamortized deferred financing costs. As of June 30, 1999, availability under the revolving credit line, after consideration of outstanding letters of credit of $11.2 million, was $63.8 million and the weighted average interest rate of all outstanding loans under the Senior Bank Credit Facility was 8.6%.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)



INDUSTRIAL REVENUE BOND
On April 1 1999, the Company, through its wholly owned subsidiary, Bostrom Seating, Inc., issued Industrial Revenue Bonds for $3.1 million which bear interest at a variable rate (3.80% as of June 30, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by the Company. The bonds have no amortization and mature in 2014. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would either refinance such bonds with additional borrowings under the new Revolving Credit Facility or use available cash on hand.

INTEREST RATE CONTRACTS
The Company has entered into an interest rate contract to fix a portion of the cost of its variable rate bank debt. This contract limits the effect of market fluctuations on the interest cost of floating rate debt. The notional principal amounts outstanding on the interest rate contract covering the current period is $25.0 million at a 6.14% fixed rate of interest plus the applicable borrowing margin. The contract matures in August 2000. Subsequent to June 30, 1999, this contract was reduced to $15.0 million.


6.  SENIOR SUBORDINATED NOTES

In 1995, the Company issued $100 million of Senior Subordinated Notes which are due August 15, 2005. In 1997, the Company issued $80 million of additional notes due August 15, 2005 (collectively, the Notes) with substantially identical terms to the already outstanding notes at a $3.6 million premium, for an effective rate of 10.8%. These Notes have an interest rate of 11.75% per annum and are guaranteed on an unsecured, senior subordinated joint and several basis by each of the Company's subsidiaries. Pursuant to the settlement of separate interest rate contracts in effect when each portion of the Notes was issued, the Company realized a $0.8 million loss and a $2.6 million gain upon the 1997 and 1995 issuances, respectively. The gain and the loss are being amortized as an offset to interest expense over the term of the Notes. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Bank Facilities and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest.

          TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the senior bank debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


7.  ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of June 30, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.5 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



GENERAL

The Company conducts its continuing business in the truck components segment of the transportation industry and is a leading manufacturer of wheel-end components, body chassis components, seating, steerable drive axles, gearboxes and other castings for the heavy-duty truck industry. The Company's discontinued operations were in the freight car segment and included a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products.

The Company's sales are affected to a significant degree by the Class 8 truck markets which are subject to significant fluctuations due to economic conditions, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such markets will not have a material adverse effect on the results of operations or financial condition of the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998
NET SALES

Net sales for the three months ended June 30, 1999 increased 23.2% to $134.4 million from $109.0 million in the second quarter of 1998. The revenue increase was primarily due to the second quarter of 1999 acquisitions of Imperial and EMI and increased sales at Bostrom due to higher class 8 truck builds, partially offset by a decline in sales at Brillion due to wakness in the agriculture market.

COST OF SALES AND GROSS PROFITS

Cost of sales for the three months ended June 30, 1999 as a percent of sales was 78.9% in 1999 compared to 79.9% in 1998. Related gross profits were 21.1% and 20.1%, respectively. The increase in gross profit margins in 1999 is primarily a result of the negative impact of a three week labor strike at Gunite in May 1998.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general and administrative expenses as a percentage of net sales were 8.2% and 9.1% for the three months ended June 30, 1999 and 1998, respectively. On a percentage of net sales basis, selling, general and administrative expenses were reduced due to higher revenues. Amortization expense was $1.9 million and $1.7 million for the three months ended June 30, 1999 and 1998, respectively. The increase in amortization expense was due primarily to the amortization of additional goodwill resulting from the acquisition of Imperial in the second quarter of 1999.

OPERATING INCOME

Operating income was $15.4 million in the second quarter of 1999, compared to $12.0 million in the second quarter of 1998. Operating income in the second quarter of 1998 benefitted from a nonrecurring gain of $1.7 million on the settlement of a pension plan. Excluding this nonrecurring item, operating income increased by $5.1 million. During the second quarter of 1999, increased sales and margins accounted for $6.2 million of the increase, offset by an increase in selling, general, administrative and amortization expense of $1.1 million.

OTHER

Interest expense, net, was $6.8 million in both second quarters.

The Company recorded extraordinary items, net of income tax, of $2.2 million in the second quarter of 1999 due to the early repayment of $36.6 million of the old Tranche B Term debt and in conjunction with the refinancing related to the Imperial acquisition and repayment of $80.0 million of the new Senior Bank Credit Facility with proceeds from the sale of the Railcar Business.

Income from discontinued operations for the three months ended June 30, 1999 and 1998 was $11.0 million and $4.3 million, respectively. The company also recorded a second quarter 1999 after-tax gain of $29.8 million on the sale of the discontinued Railcar Business (see Note 2 of the Notes to Condensed Consolidated Financial Statements.)

Net income from continuing operations before extraordinary items and related diluted earnings per share were $4.7 million and $0.47, respectively, for the three months ended June 30, 1999 and $2.5 million and $0.25, respectively, for the 1998 quarter.

Net income and diluted earnings per share for the second quarter of 1999 were $43.3 million and $4.23, respectively, compared to net income and diluted earnings per share of $6.2 million and $0.61, respectively, for the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998
NET SALES

Total revenue for the six months ended June 30, 1999 increased by 13.0% to $251.7 million from $222.8 million in the first six months of 1998. The revenue increase was due primarily to the acquisition of from Imperial and EMI during the second quarter of 1999 and increased sales at Bostrom due to higher class 8 truck builds, partially offset by a decline in sales at Brillion due to weakness in the agriculture market.

COST OF SALES - AND GROSS PROFITS

Cost of Sales - for the six months ended June 30, 1999 as a percent of manufacturing sales was 79.0%, compared to 80.0% in 1998. Related gross profits were 21.0% and 20.0%, respectively. The increase in gross profit percent resulted primarily from operational improvements during 1999 compared to 1998 which was also negatively effected by a three week labor strike at Gunite in May 1998.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general, and administrative expenses as a percentage of net sales were 8.4% and 8.9% for the six months of 1999 and 1998, respectively. On a percentage of total revenue basis selling, general, and administrative expense was reduced due to higher net sales. Amortization expense as a percentage of net sales was 1.4% and 1.5% for the six months of 1999 and 1998, respectively. The increase in amortization expense was due primarily to the amortization of intangibles related to the acquisition of Imperial during the second quarter of 1999.

OPERATING INCOME

Operating income was $28.3 million in the first six months of 1999, compared to $23.3 million in the first six months of 1998. Operating income in 1998 benefitted $1.7 million from the gain on settlement of a pension plan. Excluding this nonrecurring item, operating income improved $6.7 million. Increased sales and margins accounted for $8.2 million of the increase. The increase to operating income was offset by an increase in selling, general, administrative and amortization expense of $1.5 million.

OTHER

Income from discontinued operations for the six months ended June 30, 1999 and 1998 was $22.7 million and $17.3 million, respectively. The company also recorded a second quarter 1999 after-tax gain of $29.8 million on the sale of the discontinued Railcar Business (see Note 2 of the Notes to Condensed Consolidated Financial Statements.)

Net income from continuing operations before extraordinary items and related diluted earnings per share were $7.9 million and $0.79, respectively, for the six months ended June 30, 1999 and $3.4 million and $0.35, respectively, for the six months ending June 30, 1998.

Interest expense, net, was $13.6 million in the first half of 1999 compared to $14.1 million in the first half of 1998.

Net income and diluted earnings per share before the extraordinary item for the first six months of 1999 were $57.9 million and $5.70, respectively, compared to a net income and diluted earnings per share of $20.2 million and $2.00, respectively, for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, the Company provided cash from operations of $15.5 million compared with cash provided of $17.8 million for the first six months of 1998. The Company provided $19.4 million of cash in the first half of 1999 from investing activities including, $101.3 million of proceeds from the sale of the Railcar Business offset by $76.3 used to acquire Imperial and EMI and $5.7 million used for capital expenditures. Cash used by financing activities was $35.3 million for the first six months of 1999, mainly representing new borrowings of $103.1 million offset by debt repayments of $136.7 million.

As of June 30, 1999, there was $20.0 million of term loans outstanding under the Senior Bank Credit Facilities, $182.2 million of Notes outstanding, and no borrowings under the $75.0 million revolving credit line under the Senior Bank Credit Facility. Availability under the revolving credit line, after consideration of outstanding letters of credit of $11.2 million, was $63.8 million.

Interest payments on the Notes and interest and principal payments under the Senior Bank Credit Facility represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the new Senior Bank Credit Facility bears interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Bank Credit Facility required periodic principal payments through their maturities.

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

As of June 30, 1999, the Company's balance sheet included cash of $43.8 million.

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

All non-critical systems were fully tested and modified by mid 1999. Assessment of manufacturing processes and facility management systems is complete.

Additionally, the Company has assessed readiness for the year 2000 key suppliers and other third parties with whom it has significant business relationships. Information requests have been distributed and replies have been received. No material risks have been identified at this time. An ongoing monitoring process is in place and will continue for the remainder of 1999.

Based upon the accomplishments to date, appropriate contingency plans are being developed. If however, systems of the Company or its key suppliers or other third parties with whom it has significant business relationships are not Year 2000 compliant on a timely basis and a contingency plan is not developed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations and financial condition.

Beginning in 1996, as part of the Company's ongoing information system improvement process, its enterprise systems were upgraded, which partially mitigated the impact of the Year 2000 problem. Excluding the cost of upgrading the enterprise systems, the pretax cost incurred to date of becoming "Year 2000" compliant has been approximately $0.6 million and is not expected to be more than $0.7 million for the total project. Such costs are being funded through operating cash flows.

The cost of the project and expected outcomes are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties. Additionally, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of June 30, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.5 million which management believes its adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company by the year 2001. This new pronouncement will require the Company to record derivatives on the balance sheet as assets or liabilities, measured at fair value and gains or losses resulting from the changes in the values of those derivatives to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the Company because the use of derivatives at the Company is not significant.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 6, 1999. At the meeting, shareholders voted on the election of one director and an amendment to the Company's 1993 Stock Option Plan. The results were as follows:

         Election of Directors

                    VOTES FOR                Votes Withheld
Thomas M. Begel     l8,832,955                  622,683


Amendment to 1993 Stock Option Plan

                     VOTES FOR               Votes Against
                     8,678,588                 749,576

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

99.1 Form of Employment Agreement entered into as of July 1, 1999 between the Company and Messrs. Begel, Weller, Masek, Tallering, and Mueller.

(B) REPORTS

The Company filed the following reports on Form 8-K during the Six Months Ended June 30, 1999:

Form 8-K filed by the Company on May 12, 1999 and June 22, 1999 regarding the sale of the freight car operations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC.



By /S/ ANDREW M. WELLER
-------------------------------------------
               Andrew M. Weller
               Executive Vice President and
               Chief Financial Officer
               (Principal Financial and Accounting Officer)

Dated: August 13, 1999