Form 10-Q
period 1999-09-30
TRANSPORTATION TECHNOLOGIES INDUSTRIES INC
filed 1999-11-15
CIK 906114

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

              For the quarterly period ended September 30, 1999
                         Commission File No. 0-21830

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

                Yes [X]                            No [  ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 11, 1999 was 10,293,596.

------------------------------------------------------------------------------

        TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                          PAGE


PART I      FINANCIAL INFORMATION.......................................   3

Item 1      Condensed Consolidated Balance Sheets as
            of September 30, 1999, and December 31, 1998................  4-5

            Condensed Consolidated Statements of Income for
            the Three and Nine Months Ended September 30, 1999 and 1998.   6

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1999 and 1998.......  7-8

            Notes to Condensed Consolidated Financial Statements........ 9-13


ITEM 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 14-19


PART II     OTHER INFORMATION   ........................................  20

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

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (Unaudited)

                                                      September 30  December 31,

(In thousands)                                            1999        1998
                                                       ----------  -----------

  ASSETS

Current Assets:
   Cash and cash equivalents.......................... $   13,478  $    33,382
   Accounts receivable, net...........................     74,035       55,550
   Inventories........................................     39,045       29,566
   Deferred income tax assets.........................     12,399       13,688
   Prepaid expenses and other current assets..........      5,812        2,643
   Net assets of discontinued operations..............         --       37,555
                                                       ----------  -----------
    Total current assets..............................    144,769      172,384

   Property, plant and equipment, net.................    123,947       82,402
   Deferred financing costs and other, net............      5,833        8,809
   Intangible assets, net.............................    261,279      229,408
                                                       ----------  -----------
    Total assets...................................... $  535,828  $   493,003
                                                       ==========  ===========



    See accompanying notes to condensed consolidated financial statements.

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (Unaudited)

                                                      September 30  December 31,

(In thousands)                                            1999         1998
                                                       ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable................................... $   33,097   $   19,601
   Accrued expenses and other payables................     48,292       51,662
   Accrued income taxes on discontinued operations....      7,757           --
   Current maturities of long-term debt and capital lease   1,930        9,039
                                                       ----------   ----------
   Total current liabilities..........................     91,076       80,302

Long-term debt and capital lease, less current maturities  22,179       49,186
Senior subordinated notes.............................    180,824      182,338
Deferred income tax liabilities.......................     29,987       34,571
Other long-term liabilities...........................     35,263       35,889

Shareholders' Equity:
 Preferred stock, par $.01, 20,000 shares
  authorized, none outstanding........................         --           --
 Common stock, par $.01, 201,000 shares
  authorized, 10,282 and 9,900 issued and outstanding
  as of September 30, 1999 and December 31, 1998,
  respectively........................................        103           99
 Paid-in capital......................................     62,627       56,892
 Unearned compensation................................     (2,007)          --
 Retained earnings....................................    115,776       53,741
 Employee receivables for stock purchases.............         --          (15)
                                                       ----------   ----------
   Total shareholders' equity.........................    176,499      110,717

  Total liabilities and shareholders' equity.......... $  535,828   $  493,003
                                                       ==========   ==========




    See accompanying notes to condensed consolidated financial statements.

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)

(In thousands, except per share data)


                                              Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                             --------------------  --------------------
                                                  1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Net sales..................................  $ 141,057  $ 105,694  $ 392,728  $ 328,525
Cost of sales .............................    114,586     82,957    313,308    260,991
                                             ---------  ---------  ---------  ---------
   Gross profit............................     26,471     22,737     79,420     67,534
Selling, general and administrative
   expenses................................     11,229      8,773     32,308     28,529
Amortization expense.......................      2,022      1,689      5,629      5,080
Pension termination gain...................         --         --         --     (1,688)
                                             ---------  ---------  ---------  ---------
   Operating income........................     13,220     12,275     41,483     35,613
Interest income............................       (448)      (341)    (1,102)      (806)
Interest expense...........................      6,197      7,017     20,490     21,612
                                             ---------  ---------  ---------  ---------
Income before income taxes, extraordinary
   items and discontinued operations.......      7,471      5,599     22,095     14,807
Provision for income taxes.................      3,352      2,856     10,101      8,627
                                             ---------  ---------  ---------  ---------
Net income before extraordinary items and
   discontinued operations.................      4,119      2,743     11,994      6,180
Extraordinary items, net of income taxes...         --       (399)    (2,505)      (984)
Discontinued operations:
   Income, net of income taxes.............         --      5,640     22,728     22,982
   Gain on sale, net of income taxes.......         --         --     29,817         --
                                             ---------  ---------  ---------  ---------
Net income and comprehensive income........  $   4,119  $   7,984  $  62,034  $  28,178
                                             =========  =========  =========  =========

Basic earnings per share:
Income before extraordinary items and
   discontinued operations.................  $    0.41  $    0.28  $    1.20  $    0.63
Extraordinary items........................         --      (0.04)     (0.25)     (0.10)
Income from discontinued operations........         --       0.57       5.24       2.34
                                             ---------  ---------  ---------  ---------
Net income per share.......................  $    0.41  $    0.81  $    6.19  $    2.87
                                             =========  =========  =========  =========

Basic weighted average common shares
   outstanding.............................     10,121      9,873     10,027      9,818
                                             =========  =========  =========  =========
Diluted earnings per share:
Income before extraordinary items and
   discontinued operations.................  $    0.40  $    0.27  $    1.17  $    0.61
Extraordinary items........................         --      (0.04)     (0.24)     (0.10)
Income from discontinued operations........         --       0.55       5.15       2.27
                                             ---------  ---------  ---------  ---------
Net income per share.......................  $    0.40  $    0.78  $    6.08  $    2.78
                                             =========  =========  =========  =========

Diluted weighted average equivalent shares
   outstanding.............................     10,292     10,187     10,210     10,138
                                             =========  =========  =========  =========

                                        6

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)



                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
(In thousands)                                             1999         1998
                                                         ---------    ---------

OPERATING ACTIVITIES:
   Net income ...........................................$  62,034    $  28,178
   Deduct income from discontinued operations............   22,728       22,982
                                                         ---------    ---------
   Income from continuing operations.....................   39,306        5,196

   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Net gain on sale of discontinued operations...........  (29,817)          --
   Depreciation..........................................   10,293        8,216
   Amortization - other..................................    6,435        5,915
   Amortization - deferred financing costs...............      512        1,136
   Deferred income taxes.................................     (937)         897
   Pension termination gain..............................       --       (1,688)
   Extraordinary items, net of income taxes..............    2,505          984
   Provisions for postretirement benefits................    1,224        1,189

 Changes in operating assets and liabilities:
   Accounts receivable, net..............................   (2,992)      (8,229)
   Inventories...........................................      706        2,467
   Accounts payable......................................      692       (1,392)
   Accrued interest expense..............................   (5,770)      (5,897)
   Accrued income taxes on discontinued operations.......   (2,597)          --
   Other assets and liabilities..........................    5,004        7,274
                                                         ---------    ---------
 Net cash provided by operating activities...............   24,564       16,068
                                                         ---------    ---------

INVESTING ACTIVITIES:
   Proceeds from the sale of discontinued operations.....  101,348           --
   Cash paid for acquisitions, net of cash acquired......  (86,331)          --
   Capital expenditures..................................  (11,748)      (6,351)
                                                         ---------    ---------

 Net cash provided by (used for) investing activities....    3,269       (6,351)
                                                         ---------    ---------


    See accompanying notes to condensed consolidated financial statements.

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
(In thousands)                                            1999          1998
                                                       ----------    ----------

FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt....... $  103,100    $       --
   Payment of term loans and capital leases...........   (137,216)      (26,852)
   Retirement of subordinated notes...................     (1,250)           --
   Payment of deferred financing costs................     (2,056)           --
   Other..............................................        933         1,138
                                                       ----------    ----------

   Net cash provided by (used) for financing activities   (36,489)      (25,714)
                                                       ----------    ----------

   Net decrease in cash and cash equivalents
     from continuing operations.......................     (8,656)      (15,997)
   Net cash provided by discontinued operations.......    (11,248)       17,737

CASH AND CASH EQUIVALENTS,
   beginning of period................................    33,382       27,884
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS,
   end of period...................................... $   13,478    $   29,624
                                                       ==========    ==========




                      SUPPLEMENTAL CASH FLOWS DISCLOSURE



Cash paid for interest................................ $   25,119    $   29,120
Cash paid for income taxes............................ $   35,324    $   19,626




    See accompanying notes to condensed consolidated financial statements.

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1999
                                  (Unaudited)


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

On June 3, 1999, the Company completed the sale of its freight car businesses (the Railcar Businesses), which for historic business segment reporting purposes were previously reported as the "Freight Car" segment. The financial statements herein have been recast for periods prior to the sale to reflect the Railcar Businesses as a discontinued operation. Revenues of the Railcar Businesses for the three months ended September 30, 1998 were $137.1 million and for the nine months ended September 30, 1999 and 1998 were $315.6 million and $383.6 million, respectively.

Effective June 14, 1999, the name of the Company was changed from "Johnstown America Industries, Inc." to "Transportation Technologies Industries, Inc."

The condensed consolidated financial statements include the accounts of Transportation Technologies Industries, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior amounts to conform to current period presentation.


2.  ACQUISITIONS

Clark Engineering & Manufacturing Acquisition
---------------------------------------------
On September 30, 1999, the Company's Imperial Group subsidiary acquired certain assets and liabilities of Clark Engineering & Manufacturing, Inc. (Clark), a manufacturer of a broad range of metal parts and accessories for the class 8 truck industry with annual revenues of about $6.0 million. Clark will become a part of the Company's Imperial Texas Fabricating Division. The Company used cash on-hand of $8.5 million to fund the acquisition. The acquisition was accounted for under the purchase method of accounting.

BMC Of Virginia, Inc. Acquisition
---------------------------------
On October 21, 1999, the Company announced that its Imperial Group subsidiary acquired certain assets and liabilities of BMC of Virginia, Inc. (BMC-VA). The company is a leading supplier of

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 For the Nine Months Ended September 30, 1999
                                  (Unaudited)


components to Volvo, whose North American assembly operations are located adjacent to BMC-VA facilities. BMC-VA manufactures, warehouses, assembles and sequences components for Volvo and Freightliner and has annual revenues of approximately $11.0 million. The Company used cash on hand of $11.0 million to fund the acquisition. The acquisition will be accounted for under the purchase method of accounting.


3.  INVENTORIES

Inventories of the Company consist of the following (in thousands):

                                                     September 30,  December 31,
                                                        1999            1998
                                                     -----------    ----------
Raw materials and purchased
  components                                         $    12,314    $    8,575
Work-in-progress and finished goods                       26,731        20,991
                                                     -----------    ----------
                                                     $    39,045    $   29,566
                                                     ===========    ==========


4.  DEBT

Long-term debt of the Company consists of the following (in thousands):

                                                     September 30,  December 31,
                                                         1999          1998
                                                      ----------   -----------

Revolving loan                                        $       --   $        --
Tranche A term loan                                        9,600        56,632
Tranche B term loan                                        9,975            --
                                                      ----------   -----------
 Total senior bank facilities                             19,575        56,632

Industrial revenue bond                                    3,100            --
Capital lease                                              1,434         1,593
                                                      ----------   -----------
 Total debt                                               24,109        58,225

Less:
Current maturities                                         1,930         9,039
                                                      ----------   -----------
 Long-term debt                                       $   22,179   $    49,186
                                                      ==========   ===========

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 For the Nine Months Ended September 30, 1999
                                  (Unaudited)


The Company entered into a new credit facility (Senior Credit Facility) on April 29, 1999, in conjunction with the acquisition of Imperial Group. The revolving credit line portion of the Senior Credit Facility provides for up to $75 million of outstanding borrowings and letters of credit. As of September 30, 1999, availability under the revolving credit line, after consideration of outstanding letters of credit of $7.5 million, was $67.5 million.

At the Company's election, interest rates per annum on the Term A Loan and the revolving credit line are fluctuating rates of interest measured by reference to either (a) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Term B Loan are either (a) LIBOR plus a margin of 2.75% or (b) ABR plus a margin of 1.75%. The weighted average interest rate of all outstanding loans under the Senior Credit Facility was 8.5% at September 30, 1999. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the Senior Credit Facility are guaranteed by each of the Company's subsidiaries (the Guarantor Subsidiaries) and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Term A Loan and the revolving credit line mature on April 29, 2004 and the Term B Loan matures on April 29, 2005.

The Senior Credit Facility contains various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth. The agreement also restricts the Company from paying dividends and making other distributions in certain circumstances, and limits the ability to repurchase common stock and prepay the Senior Subordinated Notes.

INDUSTRIAL REVENUE BOND
-----------------------
On April 1 1999, the Company, through its wholly owned subsidiary, Bostrom Seating, Inc., issued Industrial Revenue Bonds for $3.1 million which bear interest at a variable rate (4.15% as of September 30, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by the Company. The bonds have no amortization and mature in 2014. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would either refinance such bonds with additional borrowings under the new revolving credit line or use available cash on hand.

INTEREST RATE CONTRACTS
-----------------------
The Company has entered into an interest rate contract to fix a portion of the cost of its variable rate bank debt. This contract limits the effect of market fluctuations on the interest cost of floating rate

         TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 For the Nine Months Ended September 30, 1999
                                  (Unaudited)


debt. The notional principal amounts outstanding on the interest rate contract covering the current period is $15.0 million at a 6.14 % fixed rate of interest plus the applicable borrowing margin. The contract matures in August 2000.


5.  SENIOR SUBORDINATED NOTES

In 1995, the Company issued $100 million of Senior Subordinated Notes which are due August 15, 2005. In 1997, the Company issued $80 million of additional notes due August 15, 2005 (collectively, the Notes) with substantially identical terms to the already outstanding notes at a $3.6 million premium, for an effective rate of 10.8%. These Notes have an interest rate of 11.75% per annum and are guaranteed on an unsecured, senior subordinated joint and several basis by each of the Company's subsidiaries. Pursuant to the settlement of separate interest rate contracts in effect when each portion of the Notes was issued, the Company realized a $0.8 million loss and a $2.6 million gain upon the 1997 and 1995 issuances, respectively. The gain and the loss are being amortized as an offset to interest expense over the term of the Notes. The Notes have customary restrictive covenants including restrictions on incurrence of additional indebtedness, payment of dividends and redemption of capital stock. The Notes are subordinated to all indebtedness under the Senior Credit Facility and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest. In August, 1999 the company repurchased and retired Notes with a face value of $1.25 million.

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

                 For the Nine Months Ended September 30, 1999
                                  (Unaudited)


Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of September 30, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.4 million which management believes is adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



GENERAL

The Company conducts its continuing operations in the truck components segment of the transportation industry and is a leading manufacturer of wheel-end components, body and chassis components, seating, steerable drive axles, gearboxes for the heavy-duty truck industry and other castings for the heavy-duty truck industry and various industrial markets . The Company's discontinued operations were in the freight car segment and included a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
NET SALES

Net sales for the three months ended September 30, 1999 increased 33.5% to $141.1 million from $105.7 million in the third quarter of 1998. The revenue increase was primarily due to the acquisitions of Imperial and EMI in the second quarter of 1999, and a 36.0% increase in sales at Bostrom, partially offset by a four week strike at Gunite during the current quarter and a 9.0% decline in sales at Brillion due to weakness in the agriculture and construction markets.

COST OF SALES AND GROSS PROFITS

Cost of sales for the three months ended September 30, 1999 as a percent of sales was 81.2% in 1999 compared to 78.5% in 1998. Related gross profits were 18.8% and 21.5%, respectively. The decrease in gross profit margins in 1999 is primarily a result of the negative impact of a four week labor strike at Gunite in July 1999, slightly lower gross margins at Gunite, Bostrom and Brillion and the inclusion of sales from Imperial which has lower gross margins.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general and administrative expense was higher by $2.5 million primarily due to the inclusion of Imperial. Selling, general and administrative expenses as a percentage of net sales were 8.0% and 8.3% for the three months ended September 30, 1999 and 1998, respectively. On a percentage of net sales basis, selling, general and administrative expenses were reduced due to higher revenues. Amortization expense was $2.0 million and $1.7 million for the three months ended September 30, 1999 and 1998, respectively. The increase in amortization expense was due primarily to the amortization of additional goodwill resulting from the acquisition of Imperial in the second quarter of 1999.

OPERATING INCOME

Operating income was $13.2 million in the third quarter of 1999, compared to $12.3 million in the third quarter of 1998. During the third quarter of 1999, increased sales primarily accounted for the $3.7 million of increased gross margin, offset by an increase in selling, general, administrative and amortization expense of $2.8 million.

OTHER

Interest expense, net, was $5.7 million in third quarter of 1999 compared to $6.7 million in the same period of 1998, as a result of lower borrowings and increased cash on hand.

Net income from continuing operations before extraordinary items and related diluted earnings per share were $4.1 million and $0.40 , respectively, for the three months ended September 30, 1999 and $2.7 million and $0.27, respectively, for the 1998 quarter.

Income from the discontinued Railcar Businesses was $5.6 million for the three months ended September 30, 1998.

Net income and diluted earnings per share for the third quarter of 1999 were $4.1 million and $0.40, respectively, compared to net income and diluted earnings per share of $8.0 million and $0.78, respectively, for the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
NET SALES

Total revenue for the nine months ended September 30, 1999 increased by 19.5% to $392.7 million from $328.5 million in the first nine months of 1998. The revenue increase was due primarily to the acquisitions of Imperial and EMI during the second quarter of 1999 and a 29.0% increase in sales at Bostrom, partially offset by a four week labor strike at Gunite in July 1999 and a 10.0% decline in sales at Brillion due to weakness in the agriculture and construction markets.

COST OF SALES AND GROSS PROFITS

Cost of sales for the nine months ended September 30, 1999 as a percent of sales was 79.8%, compared to 79.4% in 1998. Related gross profits were 20.2% and 20.6%, respectively.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION

Selling, general, and administrative expense increased by $3.8 million primarily due to the inclusion of Imperial and some increases at Gunite and Bostrom due to higher revenues. Selling, general, and administrative expenses as a percentage of net sales were 8.2% and 8.7% for the nine months of 1999 and 1998, respectively. On a percentage of total revenue basis selling, general, and administrative expense was reduced due to higher net sales. Amortization expense as a percentage of net sales was 1.4% and 1.5% for the nine months of 1999 and 1998, respectively. The increase of $0.5 million in amortization expense was due primarily to the amortization of intangibles related to the acquisition of Imperial during the second quarter of 1999.

OPERATING INCOME

Operating income was $41.5 million in the first nine months of 1999, compared to $35.6 million in the first nine months of 1998. Operating income improved $5.9 million, with increased sales and the related gross margins accounted for $11.9 million of the increase, offset by an increase in selling, general, administrative and amortization expense of $4.3 million. The first nine months of 1998 also had a gain of $1.7 million for an early pension termination.

OTHER

Interest expense, net, was $19.4 million for the first three quarters of 1999 compared to $20.8 million in the same period of 1998, due primarily to decreased levels of debt and increased cash balances.

Net income from continuing operations before extraordinary items and related diluted earnings per share were $12.0 million and $1.17 , respectively, for the nine months ended September 30, 1999 and $6.2 million and $0.61, respectively, for the nine months ending September 30, 1998.

Income from discontinued operations for the nine months ended September 30, 1999 and 1998 was $22.7 million and $23.0 million, respectively. The company also recorded a second quarter 1999 after-tax gain of $29.8 million on the sale of the discontinued Railcar Businesses.

Net income and diluted earnings per share for the first nine months of 1999 were $62.0 million and $6.08, respectively, compared to a net income and diluted earnings per share of $28.2 million and $2.78, respectively, for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, the Company provided cash from operations of $24.6 million compared with cash provided of $16.1 million for the first nine months of 1998. The Company provided $3.3 million of cash in the nine months of 1999 from investing activities including $101.3 million of proceeds from the sale of the Railcar Businesses offset by $86.3 million used to acquire Imperial, Clark and EMI and $11.7 million used for capital expenditures. Cash used by financing activities was $36.5 million for the first nine months of 1999, mainly representing new borrowings of $103.1 million offset by debt repayments of $138.5 million.

As of September 30, 1999, there was $19.6 million of term loans outstanding under the Senior Credit Facility, $180.8 million of Notes outstanding, and no borrowings under the $75.0 million revolving credit line under the Senior Credit Facility. Availability under the revolving credit line, after consideration of outstanding letters of credit of $7.5 million, was $67.5 million.

Interest payments on the Notes and interest and principal payments under the Senior Credit Facility represent significant liquidity requirements for the Company. The Notes require semiannual interest payments of approximately $10.5 million. Borrowings under the new Senior Credit Facility bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company. The term loans under the Senior Credit Facility require periodic principal payments through their maturities. Scheduled principal payments during the next 12 months total $1.7 million.

The Company believes that the cash flow generated from its operations, together with amounts available under its revolving credit line, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the new Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

As of September 30, 1999, the Company's balance sheet included cash of $13.5 million.

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

In 1996, the Company initiated a comprehensive program to ensure that its various business systems continue to function properly in the year 2000. By the end of 1998, all critical business systems at each operating unit then owned had been reviewed, modified if necessary, and tested. All noncritical systems were fully tested and modified by mid 1999 for such operating units. Assessment of manufacturing processes and facility management systems is complete.

In connection with the Company's acquisitions in 1999, comprehensive programs were initiated to ensure year 2000 compliance. By September 30, 1999, all critical business systems have been reviewed, modified if necessary, and tested. All non-critical systems will be fully tested and modified by the end of 1999.

Additionally, the Company has assessed readiness for the year 2000 of key suppliers and other third parties with whom it has significant business relationships. Information requests have been distributed and replies have been received. No material risks have been identified at this time. An ongoing monitoring process is in place and will continue for the remainder of 1999.

Based upon the accomplishments to date, appropriate contingency plans are being developed. If however, systems of the Company or its key suppliers or other third parties with whom it has significant business relationships are not year 2000 compliant on a timely basis and a contingency plan is not developed on a timely basis, the year 2000 issue could have a material adverse effect on the Company's results of operations and financial condition.

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

ENVIRONMENTAL MATTERS

The Company's subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where the subsidiaries have arranged for the disposal of foundry and other wastes. Such matters include five situations in which the Company, through its TCI subsidiaries and their predecessors, have been named or are believed to be potentially responsible parties ("PRP") in the contamination of the sites. With respect to claims involving Gunite Corporation ("Gunite"), TCI and Gunite in September 1997 entered into a private-party settlement (the "Settlement") of certain pending litigation with a prior owner of Gunite, pursuant to which each of TCI and Gunite and the prior owner withdrew their claims against the other. As of result of the Settlement, TCI and Gunite will not be responsible for liabilities and costs related to certain alleged contamination of Gunite's facilities and at certain off-site properties to the extent arising out of operations of Gunite prior to the acquisition of Gunite by TCI in September 1987. As of September 30, 1999, based on all of the information currently available to the Company, the Company has an environmental reserve of $10.4 million which management believes its adequate to cover future expenditures. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, although the Company's subsidiaries are not likely to incur costs for most of the reserved matters until several years in the future. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of potentially responsible parties contributing to such costs. Based on all of the information presently available, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability or the uncertainties referred to above could result in such a material adverse effect.

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

FORWARD-LOOKING STATEMENTS

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; and the risks described from time to time in the Company's Securities and Exchange Commission reports.

EFFECTS OF INFLATION

General price inflation has not had a material impact on the Company's results of operations.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the suit by Brillion Iron Works, Inc., a subsidiary of the Company, against former owners for recovery of environmental costs expended at the Lemberger Landfill (BRILLION, ET AL. V CONAGRA, ET AL., Case No. 97-L-15869), the Cook County Circuit Court on October 29, 1999, denied Brillion's motion for judgment on the pleadings and granted the defendants' motion to dismiss. On November 3, 1999, Brillion filed an appeal from this court decision with the Appellate Court of Illinois, First District, Appeal No. 99-2573; an appellate ruling is expected during the third quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


(B) REPORTS

The Company filed the following reports on Form 8-K during the Three Months Ended September 30, 1999:

Form 8-K filed by the Company on August 12, 1999 regarding the sale of the freight car operations.

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

Dated: November 15, 1999