Form 10-K
period 1999-12-31
TRANSPORTATION TECHNOLOGIES INDUSTRIES INC
filed 2000-02-18
CIK 906114

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                           Commission File No. 0-21830

                  TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                      25-1672791
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            980 North Michigan Avenue
                                   Suite 1000
                                Chicago, IL 60611
                    (Address of Principal executive offices)

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

               YES  X                                     No
                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall by computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

                $169,058,504              as of January 28, 2000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                 OUTSTANDING AT JANUARY 28, 2000

        Common Stock, $.01 par value            10,322,280

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

        Transportation Technologies Industries, Inc. (formerly Johnstown America Industries, Inc., the "Company") is a leading manufacturer of components for heavy-duty and medium-duty trucks, buses, specialty vehicles and the truck parts aftermarket. Product lines include: Gunite wheel-end components; Brillion custom iron castings; Imperial body and chassis components; Bostrom truck and bus seating systems; and Fabco steerable drive axles and gearboxes. The Company is headquartered in Chicago, Illinois and has manufacturing operations in Alabama, California, Illinois, Indiana, Pennsylvania, Tennessee, Texas, Virginia, Washington and Wisconsin.

        Formerly, the Company had a second operating segment which was a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products. See "Corporate History of the Company" below.

        Gunite Corporation ("Gunite") is a leading North American supplier of wheel-end systems and components, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters to original equipment manufacturers ("OEMs") in the medium and heavy-duty truck and trailer industries and the truck parts aftermarket.

        Brillion Iron Works, Inc. ("Brillion") operates one of the nation's largest and most versatile iron foundries and is focused on providing high quality complex castings to the heavy-duty truck industry and to customers in a wide range of industries, including industrial machinery, automotive and construction equipment markets. A leader in ductile iron technology, Brillion specializes in the production of lightweight, intricate thin wall castings. In addition to providing an important source of high quality castings for Gunite, Brillion has long-standing relationships with many of its over 225 customers. Brillion also manufactures and sells a line of farm equipment products.

        Imperial Group, L.P. ("Imperial") is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty truck and transit bus OEMs. Imperial fabricates a broad line of nearly 5,500 metal products, ranging from bumpers to fenders to fuel tanks. Imperial also provides a variety of value-added services such as chrome plating, polishing, assembly and sequencing of parts and chassis.

        Bostrom Seating, Inc. ("Bostrom") is a leading manufacturer of air suspension and static seating systems for the medium and heavy-duty truck and bus industries.

        Fabco  Automotive   Corporation  ("Fabco")  is  a  leading  supplier  of
steerable drive axles, gear boxes and related parts for heavy-duty on/off highway trucks and utility vehicles.

        For a definition of certain terms used in this Form 10-K, see "Glossary of Certain Terms" at the end of this item.

CORPORATE HISTORY OF THE COMPANY

        An investor group led by Thomas M. Begel, the Chairman, and Chief Executive Officer of the Company and the former Chairman, President and Chief Executive Officer of the Pullman Company, formed the Company in 1991 as the holding company for Johnstown America Corporation ("JAC") to acquire substantially all of the assets of the freight car manufacturing business of Bethlehem Steel Corporation ("Bethlehem"), a business started in 1901 in Johnstown, Pennsylvania and acquired by Bethlehem in 1923.

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

        In January 1995, the Company through Freight Car Services, Inc. ("FCS") acquired a freight car rebuilding and repair facility in Danville, Illinois for $2.5 million and spent $2.6 million for refurbishment. FCS started operations in October 1995.

        In August 1995, the Company acquired Truck Components Inc. ("TCI"), a holding company for Gunite, Brillion, and Fabco, for approximately $266.1 million in cash, including the repayment of TCI's existing indebtedness. TCI was formed in 1987 in order to acquire Gunite and Fabco from Fruehauf Corporation now known as K-H Corporation ("K-H"). In 1988, TCI acquired Brillion from a group of investors led by the Robins Group. Gunite was founded in Rockford,
Illinois in 1854 as a custom manufacturer of cast iron products. Fabco was founded in 1918 in Oakland, California as a manufacturer of truck components and specialty vehicles. Brillion was founded in 1890 as a farm equipment manufacturer and constructed its first iron foundry in 1933.

        In April 1999, the Company acquired Imperial, headquartered in Portland, Tennessee, for approximately $61.6 million, consisting of $58.8 million in cash and 156,740 shares of the Company's common stock. The purchase price is also subject to a contingent earn-out of up to $4.0 million based on the operating results of Imperial's Washington plant for the 24 months ending April 2001. Imperial was founded in 1962.

        In May 1999, the Company through Gunite acquired EMI Company, an iron foundry and machining company located in Erie, Pennsylvania, for $18.7 million in cash.

        In June 1999, the Company sold its freight car operations, including JAC, FCS and JAIX Leasing Company, for approximately $101.3 million in cash, contingent additional consideration of $20.0 million, a 20 percent equity interest in the buyer comprised of common and preferred stock and buyer's assumption of substantially all of the liabilities of the freight car operations, including $14.4 million in debt.

        Following the sale by the Company of its freight car operations in June 1999, the Company changed its name from "Johnstown America Industries, Inc." to "Transportation Technologies Industries, Inc."

        In September 1999, the Company through Imperial acquired Clark Engineering and Manufacturing, Inc., a manufacturer of a broad range of metal parts and accessories for the heavy-duty truck industry located in Ft. Worth, Texas, for approximately $8.5 million.

        In October 1999, the Company through Imperial acquired BMC of Virginia, Inc., which manufactures, warehouses, assembles and sequences components for heavy-duty truck manufacturers Volvo and Freightliner and is located in Dublin, Virginia, for approximately $11.0 million.

RECENT EVENT

        On December 14, 1999, an investor group (the "Investor Group") led by senior members of management of the Company, including Thomas M. Begel, Chairman and Chief Executive Officer, and Andrew M. Weller, President and Chief Operating Officer, made a proposal to acquire all of the outstanding shares of common stock of the Company at a price of $20.00 per share.

        On January 28, 2000, the Company entered into a definitive merger agreement providing for the acquisition of the Company by the Investor Group. Under the terms of the merger agreement, which was unanimously approved by the Company's Board of Directors after receiving the unanimous recommendation of a special committee of independent members of the Board, the Company and Transportation Acquisition I Corp., ("Acquisition") a company formed by the Investor Group, were required to commence a joint tender offer to purchase for $21.50 per share in cash all of the outstanding shares of the Company's common stock.

        The Company and the Investor Group have received executed commitment letters from financial institutions providing for all of the necessary debt and equity financing for the proposed acquisition.

        The tender offer, which commenced on February 3, 2000 and will remain open until March 3, 2000, unless extended, will be followed by a merger under which those shares not tendered will be converted into the right to receive the same $21.50 per share in cash. The offer is conditioned on the funding of the committed financing, the tender of a sufficient number of shares to give Transportation Acquisition I Corp. ownership of at least a majority of the fully diluted outstanding shares of the Company after giving effect to the repurchase of shares by the Company in the offer, the agreement of the holders of the Company's outstanding 11-3/4% notes to either sell their notes to the Company or consent to certain amendments to the indentures for such notes and other conditions.

        The Board's approval of the transaction was based, in part, on the recommendation of the special committee of independent members of the Board which had been formed to consider the proposal. The special committee's recommendation was based on a number of factors, including the opinion of the special committee's independent financial advisor, Merrill Lynch & Co., that the consideration being offered is fair from a financial point of view to the Company's stockholders (other than the Investor Group).

        Concurrently with the joint tender offer for the Company's common stock, the Company also commenced offers to purchase and consent solicitations with respect to both its 11-3/4% Senior Subordinated Notes due 2005 and its 11-3/4% Series C Subordinated Notes due 2005.

        The foregoing is discussed in more detail in the Schedule TO relating to the tender offer for the Company's shares filed with the Securities and Exchange Commission by Acquisition and the Company on February 3, 2000, including the Offer to Purchase and other exhibits thereto, and the related Schedule 14D-9 filed with the Securities and Exchange Commission by the Company on February 3, 2000.

PRODUCT LINES

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

        MARKETS

        The truck components industry in which Gunite competes is composed of two primary markets: (i) the OEM market; and (ii) the vehicle maintenance and repair sector, also called the replacement market or aftermarket. The OEM market served by Gunite includes truck manufacturers such as Navistar, Mack, Freightliner, PACCAR, Volvo and Western Star trucks. For the twelve months ended December 31, 1999, approximately 69% of Gunite's total net sales were to truck and trailer OEMs and the remainder was to the aftermarket.

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

        Gunite seeks to increase sales to the OEM market through the "standardization" process. In this process, Gunite sales representatives call on OEM purchasers and Gunite's engineers work with OEM engineering departments to attempt to have Gunite products selected for OEM product lines as standard equipment. Once a product is chosen as standard on a line of trucks, any order of a truck in that line will come with the standard product unless the end-use customer specifies a different type of product. If a different product is specified by an end-user, the end-user is generally required to pay an additional fee to the OEM. Selection of a Gunite product as standard on a line of trucks will generally create a steady demand for that product. Because such demand is a derivative of the sales of the particular truck line, being standard on certain lines may be more advantageous than being standard on others. Gunite wheel-end components are currently standard on certain Navistar, Mack, Freightliner, and PACCAR truck lines.

         Aftermarket customers include the service organizations of the OEMs, parts manufacturers and distributors. Aftermarket sales principally consist of the sale of brake drums. Sales of Gunite's products to the aftermarket historically have been less adversely affected by general business conditions since vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Aftermarket sales, which are tied to the age of vehicles in service and the need for replacement parts, have been increasing in recent years due to Gunite's focus on the aftermarket, where margins are higher when compared to the OEM market, and the fact that Gunite's products are offered as standard on more trucks than any of its competitors' products. However, in 1999 Gunite's sales to the aftermarket decreased due to capacity constraints resulting from record levels of OEM demand. Gunite intends to utilize a portion of its additional capacity at the newly acquired Erie, Pennsylvania facility to increase its aftermarket sales.

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

        Gunite has long-term relationships with many of its larger customers, many of whom have purchased wheel- end systems and components from Gunite for more than 25 years. Gunite's top five OEM customers in 1999 represented approximately 68% of Gunite's total net sales in 1999, with sales to Navistar accounting for approximately 25% of

Gunite's total net sales in 1999. Due to Gunite's capacity constraints resulting from very high OEM demand in 1999, Gunite was unable to provide all of the product requested by certain customers. Utilizing the additional capacity at its newly acquired Erie, Pennsylvania facility, Gunite intends to provide its OEM customers with all product requested by each customer and, as a result, improve its strained relationships with such customers.

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

        MANUFACTURING

        Gunite has a fully integrated manufacturing operation that combines high-quality castings from its Rockford, Illinois and Erie, Pennsylvania foundries and from Brillion and machining capabilities at its Elkhart, Indiana and Erie, Pennsylvania facilities. Most of the components produced by Gunite are high-volume products that are critical to the safe operation of the vehicle. As a result, Gunite must combine efficient production with comprehensive product testing. Implementation of statistical process controls ("SPC") insures strict control of the manufacturing process and consistent quality.

        The manufacturing process involves melting purchased scrap iron and steel, adding various alloys and pouring the molten metal into molds made of sand. After the molten metal is poured into the molds, the castings cool, solidify and are removed. Once the rough castings have been cleaned, they are transferred to the Elkhart, Indiana or Erie Pennsylvania plant for machining through a variety of automated plant techniques. Both the casting and machining operations are subject to statistical sampling and charting techniques. Other manufacturing processes include painting, welding and assembly.

BRILLION

        Brillion operates one of the nation's largest job casting iron foundries, producing a wide variety of high-quality, complex iron castings for transportation-related and a wide variety of other markets. Sales to the medium- and heavy- duty truck and trailer industries accounted for approximately 36% of Brillion's sales (including sales to Gunite) in 1999.

        Brillion also designs, manufactures and markets a range of farm equipment products for the "behind-the- tractor" market. These pulverizers, seeders, mulchers, deep tillers and cultivators are marketed nationally under the Brillion trade name through a nationwide network of 1,050 farm implement dealers and distributors. Sales of these products were approximately 11% of Brillion's sales in 1999.

        MARKETS

        Brillion markets its products on a job-by-job basis to the truck, automotive and equipment industries. Brillion is one of the leaders in ductile iron technology, such as complex, thin wall and near net shape castings, in the markets it serves. In addition to being easily machinable and wear-resistant, ductile iron has greater strength (an important factor for customers who desire a lighter finished product) and elasticity than gray iron. As a result of these superior properties, management expects the demand for ductile iron castings to increase. This shift towards ductile iron products may replace other products (such as lighter-weight aluminum products) that gray iron products could not replace, and is not expected to adversely impact Brillion's business. Gray iron, the oldest and most widely used cast iron, is readily formed into intricate shapes which are easily machinable and wear-resistant. For the year 1999, ductile iron castings represented approximately 58% of Brillion's foundry's total tons sold, while gray iron represented the balance.

        PRODUCTS

        As illustrated in the table below, Brillion produces a broad range of gray and ductile iron castings used in the manufacture of components for the truck, automotive and a variety of light and heavy equipment industries. Currently, Brillion utilizes over 3,700 patterns to produce castings that range in weight from one pound to nearly 350 pounds, with the majority below 100 pounds. Castings are made to the specific requirements of each customer. The customer consults with Brillion to specify such important considerations as physical properties, surface finish, dimensional accuracy and methods of inspection for each casting.

                                FOUNDRY PRODUCTS

* Automotive and Truck Brackets      * Hydraulic-Valve Bodies
* Bearing Cups                       * Manifolds
* Brake Calipers and Adapters        * Pressure Plates
* Clutch Housings                    * Small Engine Camshafts and Crankshafts
* Farm Machinery Castings            * Steering Housings
* Flywheel Housings                  * Transmission Cases
* Flywheels                          * Wheel Hubs

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



        CUSTOMERS

        Over 99% of Brillion's net foundry sales in 1999 were to existing customers. Once production begins on a product, the same foundry will generally manufacture that product for the product's life cycle.

        Brillion has over 225 foundry customers, a majority of which are located in the Midwest, East and Southeast. Brillion's top five unaffiliated customers accounted for approximately 28% of Brillion's 1999 total net sales. Brillion also serves as an important source of castings for Gunite, with sales to Gunite representing approximately 14% of Brillion's total net sales in 1999. As a result of Gunite's conversion of its Erie, Pennsylvania facility to exclusively produce wheel-end components, approximately $13 million in annual revenues of job shop foundry work was transferred to Brillion.

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

        MANUFACTURING

        In general, Brillion's customers specify the properties of their castings, such as hardness, strength and dimensions, and Brillion determines how best to meet those specifications. Brillion engineers work with its customers to develop an efficient manufacturing process. Brillion constantly tests and monitors the manufacturing process in order to maintain the quality and consistency of its castings. The manufacturing process involves melting iron, steel scrap and pig iron, adding various alloys and pouring the molten metal into molds made primarily of sand. Most of the castings manufactured by Brillion must meet strict dimensional control requirements specified by its customers. As a result, Brillion uses SPC in every phase of the production process, and all employees are given extensive SPC training. The Company believes that Brillion has the most advanced core capabilities in the industry, allowing for efficient and environmentally superior core processes that are necessary for the production of quality, complex thin-wall and lighter weight products. Production lines are designed to accommodate a wide variety of products and volumes. In addition, Brillion's multiple production lines provide flexibility to move production from line to line to meet customer scheduling changes and requirements.

IMPERIAL

        Imperial is a leading Tier I and Tier II supplier of body and chassis components for the heavy-duty truck and transit bus markets. All of Imperial's facility's are QS9000 certified, other than those facilities acquired in late 1999.

        MARKETS

        Imperial's products are sold primarily to the heavy-duty truck OEMs as well as to transit bus OEMs, the heavy- duty truck aftermarket and to Tier I suppliers who in turn sell the products to the heavy-duty truck OEMs. When Imperial's products are specified for a given model of truck, the specified product will generally be part of all trucks of that type for the life of that model of truck.

        PRODUCTS

        Imperial supplies a large number of body and chassis components, including battery and tool boxes, bumpers, crown and grill assemblies, door assemblies, fenders, front end cross members, fuel tanks, and roofs and roof bows. Imperial also provides a number of services, including chrome plating, assembly, warehousing and sequencing.

        CUSTOMERS

        Imperial's customers include many of the heavy-duty OEMs, including PACCAR, Freightliner and Volvo, as well as transit bus manufacturers such as Gillig Corporation and Nova Bus Incorporated. Imperial's top five customers accounted for 96% of Imperial's 1999 net sales, with PACCAR (including PACCAR Parts) accounting for approximately 78% of Imperial's 1999 net sales.

        MANUFACTURING

        Imperial has manufacturing and assembly facilities in New Deal, Tennessee, Decatur, Texas, Ft. Worth, Texas, Dublin, Virginia, and Chehalis, Washington. Imperial also has chrome plating facilities in Portland, Tennessee and Gainesville, Texas. Many of these facilities are located near OEM facilities and provide line setting services for the OEMs. Imperial is in the process of constructing two new facilities, funded by its former owners, to be leased upon completion in 2000, one of which is a fabricating facility in Portland, Tennessee to replace its existing facilities in such location and the other is a chrome plating facility in Gainesville, Texas to replace its existing facility in such location.

BOSTROM

        Bostrom designs, manufactures and markets a full line of air suspension and static seating systems primarily for the heavy-duty truck market. Bostrom is ISO 9001 and QS9000 certified.

        MARKETS

        Bostrom is a leading manufacturer of seating systems for the heavy-duty truck industry. Bostrom's products are sold primarily to heavy-duty truck OEMs as well as to the aftermarket. Bostrom also supplies its line of seating systems to the medium-duty truck and bus and transit bus markets, as well as to a number of specialty markets such as construction and agriculture vehicles. Bostrom's seats are offered as standard or as an option by all major North American heavy-duty truck OEMs.

        CUSTOMERS

        Bostrom's customers include all of the major North American heavy-duty truck manufacturers. Bostrom's top five customers accounted for approximately 84% of Bostrom's 1999 net sales, with Freightliner accounting for approximately 48% of such sales.

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

        MARKETS

        Fabco's products are sold primarily to the OEM market for use in the construction, military, mining and municipal service markets. Fabco's axles and gear boxes are offered as standard or as an option by all major North American heavy-duty truck manufacturers, and Fabco is a leading supplier of these items in the North American heavy- duty truck market.

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

        CUSTOMERS

        Fabco's customers include most of the major North American on/off road medium- and heavy-duty truck and specialty vehicle manufacturers. The majority of Fabco's sales are made to OEM customers with which it enjoys relationships of over 25 years. Sales during 1999 to Fabco's five largest customers accounted for approximately 80% of Fabco's total net sales, with Navistar accounting for approximately 61% of such sales.

        MANUFACTURING

        Fabco's manufacturing facility is located in Oakland, California.

GENERAL

        COMPETITION

        The Company operates in highly competitive markets. No single manufacturer competes with respect to all products manufactured and sold by the Company in the heavy- and medium-duty truck market, and the degree of competition varies with different products. In each market the Company competes on the basis of price, its manufacturing and distribution capabilities, product development and product quality, delivery and service. Gunite's primary competitors in the wheel end component market for Class 6, 7 and 8 trucks and trailers are Meritor Corporation (Dayton Walther) and Webb Wheel Products. Brillion's major competitors include 10 to 12 foundries operating in the Midwest and Southern regions, including Waupaca Foundry, Inc., Grede Foundries, Inc., Western Foundry, Neenah Foundry Company, Intermet Corporation and Citation Corporation. Imperial's major competitors include 8 to 12 metal fabricators with large press capacity and chrome platers, including Quality Industries, Inc., M&J Industries, Mark Concepts, American Fabricators and Linton Industries. Bostrom's principal competitors include National Seating as well as a number of smaller seating manufacturers. Fabco's primary competitor in the steerable drive axle market for the on/off-road medium- and heavy-duty truck and specialty vehicles is Meritor Corporation (formerly Rockwell Corporation.)

        Due to short production turnaround times from order to delivery resulting from the just-in-time inventory systems utilized by many of its customers, the company's truck components and other castings operations do not normally carry a material amount of backlog orders. Most of the Company's sales contracts are made pursuant to purchase orders and releases which are subject to change or cancellation by the customer.

        SUPPLIERS AND RAW MATERIALS

        The major raw material for the Company's foundry operations is steel scrap and for the Company's fabricating operations is sheet and formed steel which is purchased from various sources. The Company has no long-term contractual commitments with any steel or scrap suppliers, and does not anticipate any difficulty in obtaining steel or scrap because of the large number of potential suppliers and its position as a major purchaser. Increases in scrap prices are generally passed through to customers either by means of a fluctuating surcharge, which is calculated and adjusted on a monthly or quarterly basis. Steel and formed steel is primarily purchased through an OEMs steel purchasing program. Other major foundry raw materials, such as silicon sand, binders, sand additives and coated sand, are purchased from multiple sources. Electricity, coke and natural gas, the primary energy sources for melting operations, are in adequate supply and reasonably priced. Other major fabricating and seating materials, such as aluminum, foam and fabric, are purchased from multiple sources.

        LABOR RELATIONS AND EMPLOYEES

        At December 31, 1999, the Company had approximately 3,980 employees. Of these, approximately 705 are salaried employees and the balance are paid on an hourly basis. Approximately 1,800 or about 45% of all employees are member of unions. The Company has collective bargaining agreements with several unions including the United Autoworkers, the Brotherhood of Teamsters, the United Steelworkers of America, the United Paperworkers International Union, the Patternmarkers League of North America and the International Association of Machinists and Aerospace Workers. Each of the Company's unionized facilities has a separate contract with the union that represents the workers employed at such facility including the following contracts entered into since early 1999: (1) Brillion's three-year contract with the United Paperworkers International Union entered into in August 1999; (2) Fabco's four-year contract with the International Association of Machinists and Aerospace Workers entered into in September 1999; (3) Gunite's four-year contract with the International Brotherhood of Teamsters, Chaffeurs, Warehousemen and Helpers of America covering employees at Gunite's Elkhart Plant #1 entered into in July 1999 following a four week strike and (4) Gunite's four-year contract with the International Brotherhood of Teamsters, Chaffeurs, Warehousemen and Helpers of America covering employees at Gunite's Elkhart Plant #2 entered into in September 1999. The Company's union contracts expire at various times over the next few years, with no contract expiring before April 2001. While the Company considers its relations with its employees to be good at each of the Company's subsidiaries, there can be no assurance that the Company will reach new agreements upon expiration of such union contracts or that the failure to reach new agreements will not have a material adverse effect on the financial condition or results of operations of the Company.

        PATENTS AND TRADEMARKS

        The Company has numerous United States and foreign patents and pending applications, registered trademarks and trade names. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of its patents will not be challenged nor can it predict the outcome of any such challenge.

ENVIRONMENTAL MATTERS

        COMPLIANCE MATTERS

        The Company's subsidiaries are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon corporations that fail to comply with the statutory or regulatory requirements. In 1999, 1998, and 1997, the Company's capital expenditures for compliance with environmental requirements were approximately $0.1 million, $2.1 million, and $0.7 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $4.4 million, $5.7 million, and $5.3 million in 1999, 1998 and 1997, respectively. The Company's subsidiaries have budgeted $3.5 million for environmentally related capital expenditures in 2000. The Company's capital expenditures for compliance with environmental requirements and for routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, for all non-foundry facilities are not material. Other than for certain immaterial expenditures, the Company's non-foundry subsidiaries have not budgeted funds for capital expenditures in 2000 to comply with environmental laws.

        Pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit, Gunite previously discharged noncontact cooling water from its Rockford facility to a pond (the "Rockford Pond"), formerly owned by Gunite and by a prior owner of Gunite that is adjacent to the Gunite plant. Gunite also periodically had accidental, unpermitted discharges of process wastewater to the Rockford Pond, which Gunite has reported to the Illinois Environmental Protection Agency ("IEPA"). In addition, Gunite had not received express authorization from the current or immediately preceding owner of the Rockford Pond for any of the discharges. In order for Gunite to eliminate all discharges, the City of Rockford obtained an easement to allow Gunite to construct a conveyance that directs discharges of noncontact cooling water and storm water from the Gunite facility to the Rock River, and the IEPA has issued a modified NPDES permit to Gunite, substituting the Rock River as the outfall for Gunite's discharge. The conveyance was completed in February 1995. The modified NPDES permit contains a stringent limit for the discharge of total residual chlorine. Gunite estimates that the capital cost for installing a treatment system allowing its discharges to comply with this limit could be approximately $0.2 million, although Gunite is exploring a less expensive treatment system. Gunite has appealed to the Illinois Pollution Control Board to remove or modify the chlorine limit from the permit (Gunite Corp. v. Illinois Environmental Protection Agency, PCB 94-382, filed December 12, 1994). IEPA has recently agreed to eliminate the chlorine limit from the permit, thereby laying the groundwork for a potential settlement of this appeal. The parties are attempting to conclude such a settlement prior to the hearing date, set to commence May 15, 2000. The proposed settlement would be subject to public notice and comment, and ultimate disposition by the Illinois Pollution Control Board. The cost to Gunite of constructing the conveyance to the river (not including any environmental remediation costs that might be incurred in connection with historical discharges to the Rockford Pond) was approximately $0.3 million.

        In 1998, the Occupational Safety and Health Administration issued a citation to Gunite concerning the Rockford facility. OSHA imposed a fine of $407,000 on Gunite with respect to this citation. Gunite has contested the imposition of this fine, and believes it has meritorious defenses. Gunite is currently pursuing an administrative appeal from the imposition of this fine, with a hearing before the administrative law judge scheduled to occur in mid-2000. The OSHA citation and fine relate to certain indoor air emissions and the use of protective equipment, both alleged by OSHA to be in violation of OSHA rules.

        On October 25, 1999, IEPA issued a notice of violation to Gunite, alleging that at the Rockford facility, certain fugitive particulate air emissions are in violation of state laws. On December 20, 1999, IEPA rejected Gunite's compliance proposal, which had been submitted by Gunite on December 3, 1999. By letter of January 17, 2000, Gunite has informed IEPA that the Rockford facility has achieved compliance based on recent observations which confirmed that Gunite's remedial work was successful in eliminating any violative particulate air emissions. Gunite is negotiating with IEPA to settle this matter, but cannot rule out the possible imposition of fines or penalties.

        The Wisconsin Department of Natural Resources ("WDNR") has notified Brillion that it is deemed to be in compliance with the Wisconsin air toxics program, pending a review of a compliance plan submitted by Brillion in September 1993, although Brillion is currently exceeding Wisconsin air emissions limits for benzene and other air toxic compounds. Brillion's submittal included a plan for compliance with the emission limitations for arsenic, barium, cadmium and formaldehyde, and a request for a variance with respect to its emissions of benzene. The Company believes that compliance with Wisconsin's air toxics regulations apparently is an industry-wide problem, and WDNR is developing compliance standards for the industry as a whole. The most recent state inspection (June 1999) found Brillion to be in compliance with all Wisconsin air regulations, but it is likely that as Brillion continues its review of its operations, it may find that certain of its emission sources will require further air pollution controls. In addition, further controls may be required under the Federal Clean Air Act regulations that are currently scheduled to be promulgated in the year 2000.

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

        The EPA and the City of Rockford have reportedly incurred approximately $16 million in response costs to date in connection with the Southeast Rockford Groundwater NPL Site, which is alleged to be down-gradient of the IPC site, but which Gunite believes, based on data collected during the investigation of the IPC site, is cross- or up-gradient. In 1996, the City of Rockford demanded that Gunite pay $1 million in response costs which the City allegedly has incurred at the site area 7, commonly known as the Ekberg Park area, within the Southeast Rockford Groundwater NPL Site, based on alleged trans-shipment of Gunite's waste to the Ekberg Park area. In September 1998, Gunite and the City of Rockford reached a settlement of the City's claims against Gunite concerning the Southeast Rockford site, including Area 7 thereof, Ekberg Park. In exchange for Gunite's settlement payment (funded principally by the former owner of Gunite pursuant to the Settlement), the City released all of its claims against Gunite at the site. Further, the City and the United States allowed Gunite to be named as an added beneficiary of the United States' covenant not to sue the City in connection with the Southeast Rockford site. The United States' covenant not to sue was provided in THE CONSENT DECREE ENTERED ON JANUARY 25, 1999 BY THE FEDERAL COURT IN THE CASE OF UNITED STATES V. CITY OF ROCKFORD, Case No. 98-C-50026. In April 1999, an instrument adding Gunite as beneficiary of the covenant not to sue was recorded in the Winnebago County and records concerning Gunite's real property in Rockford, Illinois. With the recent entry of this consent decree, all pending claims against Gunite at the Southeast Rockford site have been resolved.

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

        BRILLION. Brillion is likely to incur investigation and/or remediation costs in connection with two landfills that it used to dispose of foundry wastes. These landfills are the Brillion Iron Works Landfill, where Brillion was the operator and sole generator of waste from 1980 through 1989, and the adjacent City of Brillion Landfill, where Brillion may be a significant generator of waste. Brillion disposed of plant trash at the City landfill from 1970 to 1975 and also disposed of foundry wastes in this landfill from 1976 to 1980. Both of these landfills are on the CERCLIS and the Wisconsin Remedial Response Site list, and both have been scored by the WDNR and listed on the State's Hazard Ranking List as being above the threshold for potential State remedial action. Although it is not possible to predict the exact timing or amount of the expenditures that will be made in future years to remediate these sites, TCI expects that investigation and/or remediation will be required and that such expenditures could be substantial.

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

        In 1992, Brillion excavated two underground diesel fuel storage tanks which were discovered to have leaked diesel fuel into surrounding soil as a result of a 1978 spill. Brillion has removed approximately 300 cubic yards of contaminated fill in connection with this incident. Although the WDNR initially indicated that a deed restriction would be sufficient for managing this issue, Brillion has not at this date been able to reach a satisfactory arrangement with the owners of the Brillion property. The WDNR has informed Brillion that, regardless of the presence of a deed restriction, any future utility or excavation work performed within the contaminated soil area will require soil remediation. Accordingly, Brillion expects to undertake additional soil and groundwater analysis, and possible soil remediation, in connection with this matter.

        As the Brillion facility has been in operation for many years, it is possible that there are areas at this facility, other than the underground storage tanks, that have been adversely affected by the handling of foundry process materials and wastes. Brillion does not know at this time whether any remediation of any such areas will be required by any state, local or federal agency.

        Brillion was the Robins Group (consisting of the Robins Family Trust, Karl F. Gabler and First City Securities) entity that acquired a Beatrice subsidiary (also named Brillion) from Beatrice in 1984. In 1993, the Company notified Beatrice of its claims for indemnification against Beatrice with respect to most of its disposal sites to the extent that liabilities arise from incidents occurring prior to December 31, 1984. Beatrice disputed this interpretation and later notified Brillion that it will not honor any claims for indemnification (including the one claim for breach of representation concerning the Lemberger Landfill made within two years after the sale). In December 1997, TCI and Brillion filed suit against Beatrice, and its parent, ConAgra, Inc., for recovery of costs expended at the Lemberger Landfill, and for declaratory relief with respect to the cleanup of the Lemberger Landfill and adjacent areas. In this suit (BRILLION, ET AL. V. CONAGRA, ET AL., Case No. 97-L-15968), the court has denied Brillion's motion for judgment on the pleadings and has granted the defendants' motion to dismiss. TCI and Brillion has appealed this adverse ruling to the First District Appellate Court in Illinois. A decision by this state appellate court is expected in late 2000. Brillion was also notified by the Robins Group (which sold Brillion to TCI) that it will not honor any claims for indemnification. On May 25, 1994, TCI and Brillion filed suit against Beatrice and the Robins Group for recovery of costs expended at sites other than the Lemberger Landfill and for declaratory and injunctive relief with respect to various environmental matters pursuant to the indemnification provisions of the respective stock purchase agreements and other causes of ACTION, INCLUDING CERCLA (TRUCK COMPONENTS INC., ET AL. V. BEATRICE COMPANY ET AL., Northern District of Illinois). On June 10, 1994, TCI and Brillion filed a first amended complaint in this lawsuit to add Hunt-Wesson, Inc., a corporate successor of Beatrice that may be a successor to Beatrice's liabilities in these matters. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites (excepting the Lemberger Landfill from this holding), and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. On May 7, 1998, the United States Court of Appeals for the Seventh Circuit affirmed the 1996 judgment of the district court and, in June 1998, denied Brillion's petition for rehearing and issued its final mandate of affirmance. TCI and Brillion have satisfied the counterclaim judgment of $0.2 million.

        POTENTIAL COSTS. As of December 31, 1999, based on all the information currently available, the Company had an environmental reserve in the amount of $10.4 million for estimated future costs related to potential environmental investigation and remediation liabilities with respect to certain currently known matters. The environmental reserve is principally related to potential remediation liability at various off-site locations and, to a lesser degree, to potential remediation liability at Gunite's, Rockford, Illinois, and Brillion's, Brillion, Wisconsin manufacturing facilities. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. Further, the estimated reserve takes into consideration the number of other PRPs at each site, the alleged volume of waste contributed by other PRPs at each site, and the identity and financial position of such parties in light of the joint and several nature of the liability, but it does not take into account possible insurance coverage or other similar indemnification or reimbursement. Based upon all currently available information, no reserve has been established with respect to potential environmental obligations at any of the Company's non-foundry subsidiaries. Because many of the matters described above, however, are at the early stages in their respective investigations, there can be no assurance that the amounts ultimately expended to address all of these matters or to address other matters not yet known to be in existence will not exceed the amounts allocated in the environmental reserve. Accordingly, it may be necessary to establish additional reserves for environmental liabilities in the future.

        Any cash expenditures required by the Company to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Management believes, based on its evaluation of the various matters described above, including its experience with such matters to date, the time period over which it believes costs for such matters are likely to be incurred by the Company, and the existence of the various indemnifications described above, that any costs the Company ultimately will incur for such matters are not reasonably likely to have a material adverse effect on the Company's business or financial results. However, given the early stage of many of the matters, there can be no assurance that one or more of these matters (or matters which have not yet been identified) will not have such an effect. The Company currently anticipates spending approximately $0.7 million per year in 2000 through 2004 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for and negotiations with regulators and other PRPs, and payment of remedial investigation costs. The Company expects to fund such expenditures with the cash flow generated from its operations and amounts available under its revolving credit facility. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. In addition, it is possible that the timing of any necessary expenditures could be accelerated.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning the executive officers of the Company:

           NAME       AGE    POSITION

Thomas M. Begel        57    Chairman of the Board and Chief Executive Officer
                             of the Company

Andrew M. Weller       53    President, Chief Operating Officer and Director of
                             the Company

James D. Cirar         53    President and Chief Executive Officer of Gunite

Fred D. Culbreath      61    Chairman of Imperial

Joseph A. Hicks        52    Chief Executive Officer of Imperial

Robert L. Jackson      53    President and Chief Executive Officer of Bostrom

Timothy A. Masek       35    Executive Vice President-Sales and Marketing of the
                             Company

John D. McClain        55    President of Brillion

Donald C. Mueller      36    Vice President, Treasurer and Chief Financial
                             Officer of the Company

Allen L. Sunderland    48    President of Fabco

Kenneth M. Tallering   38    Vice President, General Counsel and Secretary of
                             the Company

John C. Wilkinson      43    President and Chief Operating Officer of Imperial

Brent Williams         45    Controller of the Company

        THOMAS M. BEGEL, Chairman of the Board and Chief Executive Officer of the Company, served as President from October 1991 through January 2000 and has served as Chairman of the Board and Chief Executive Officer since May 1993. He is also Chairman of, and a partner in, TMB Industries ("TMB"), an investment firm which is a partnership between himself and Mr. Weller, and is a director or officer of certain TMB companies. Mr. Begel has served as a director of Silgan Holdings Inc., a packaging company, since March 1997.

        ANDREW M. WELLER, has served as President and Chief Operating Officer since January 2000 and as a Director of the Company since September 1994. Formerly, he served as Executive Vice President and Chief Financial Officer of the Company from September 1994 to January 2000 and as Secretary from March 1995 to November 1995. From April 1988 to September 1994, he was Vice President and Treasurer of Bethlehem Steel Corporation and prior thereto held various other positions with Bethlehem. He has also been Executive Vice President of, and a partner in TMB since September 1994, and is a director or officer of certain TMB companies.

        JAMES D. CIRAR, has been the President and Chief Executive Officer of Gunite Corporation since January 2000. Formerly he was Chairman of Johnstown America Corporation and Freight Car Services, Inc. from September 1998 to June 1999 and Senior Vice President of the Company from July 1997 to June 1999. From September 1995 to August 1998, he was President and Chief Executive Officer of Johnstown America Corporation and from March 1998 to August 1998 he was President and Chief Executive Officer of Freight Car Services, Inc. Prior to September 1995, Mr. Cirar was the Plant Manager of the Truck and Bus Assembly Group of General Motors Corporation in Flint, Michigan.

        FRED D. CULBREATH, has been Chairman of Imperial for the past five years and has held various other titles with Imperial since being one of the primary founders of Imperial in 1962.

        JOSEPH A. HICKS, has been Chief Executive Officer of Imperial since January 1995 and served as President of Imperial from January 1995 to November 1997. Prior to January 1995, he was President of Eagle Associates, a private management firm.

        ROBERT L. JACKSON, has been President and Chief Executive Officer of Bostrom since January 2000. From August 1996 to January 2000 he was Executive Vice President of Bostrom. Prior to that he held various financial positions with Bethlehem Steel Corporation.

        TIMOTHY A. MASEK, has served as Executive Vice President-Sales and Marketing of the Company since January 2000 and formerly served as Vice President - Corporate Development of the Company from December 1995 to January 2000 and President of Bostrom from June 1996 to January 2000. From September 1992 to December 1995, Mr. Masek performed marketing and corporate development functions for the Company. Prior to September 1992, Mr. Masek was a Market Analyst for the Transportation Equipment Group of Bombardier Corporation, a railcar and aviation manufacturer.

        JOHN D. MCCLAIN, joined Brillion as Manager of Manufacturing in 1988 and was appointed Vice President of Manufacturing in 1989. Mr. McClain was promoted to his present position of President in 1994. Prior to joining Brillion, Mr. Mclain held metallurgical and foundry manager positions at Owen-Illinois, a manufacturer of glass containers and television picture tubes, Emerson Electric, a diverse manufacturing company producing power transmission and electric motor components, pumps, valves and hand tools, and Clow Valve Company, a manufacturer of waste and water system valves, fire hydrants and fire protection system valves.

        DONALD C. MUELLER, has served as Vice President and Treasurer since July 1998 and as Chief Financial Officer since January 2000. For the five years prior to July 1998, he held various financial positions with Fisher Scientific International.

        AL SUNDERLAND, joined Fabco in 1995 as Vice President of Sales and Engineering and was appointed President in December 1999. Prior to joining Fabco Mr. Sunderland served as Vice President of Engineering and Product Development for Monroe Truck Equipment, General Manager of a Fontaine Modification Center, and managed a product development group at Mack Trucks.

        KENNETH M. TALLERING, has served as Vice President, General Counsel and Secretary of the Company since November 1995. From September 1987 to October 1995, Mr. Tallering was an attorney with the law firm of Skadden. Arps, Slate, Meagher & Flom.

        JOHN C. WILKINSON, has served as President and Chief Operating Officer of Imperial since November 1997. Prior to that he was General Manager of Imperial.

        BRENT WILLIAMS, has served as Controller of the Company and has served in various financial capacities at TCI and Gunite for the past five years. Prior to that, he was Corporate Controller of Caron International.

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


OEM:                        Original equipment manufacturer.

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

                                                                                     COVERED SPACE
       FACILITIES             BUSINESS FUNCTION          OWNED/LEASED                      SQ. FT.
       ----------             -----------------          ------------                      -------
Gunite

   Rockford, Illinois    Administrative Offices:             Owned                         619,000
                         Specialty Foundry,
                         Aftermarket Distribution
                         Warehouse
   Elkhart, Indiana      Machining-Wheel End                 Owned                         258,000
   (Plant 1)             Components
   Elkhart, Indiana      Machining and Assembling-          Leased                         115,000
   (Plant 2)             Automatic Slack Adjusters
   Erie, Pennsylvania    Foundry; machining                  Owned                         366,000

Brillion (1)
   Plant I               Melting; Molding;                  Leased                         180,000
                         Administrative Offices
   Plant II              Melting; Molding                   Leased                         165,000
   Plant III             Farm Machinery                      Owned                         150,000
   Plant IV              Finishing; Shipping                Leased                          85,000
   New property          Storage                             Owned                          85,000

(1) All Brillion facilities are located in Brillion, Wisconsin

Imperial

   Portland, Tennessee   Administrative Offices             Leased                          10,000
   New Deal, Tennessee   Fabricating                        Leased                         134,000
   (Plant 1)
   New Deal, Tennessee   Fabricating                        Leased                          39,000
   (Plant 2)
   Portland, Tennessee   Chrome Plating                      Owned                          90,000
   Decatur, Texas        Fabricating                         Owned                         124,000
   Ft. Worth, Texas      Fabricating                         Owned                          40,000
   Gainesville, Texas    Chrome Plating                     Leased                          37,000
   (Buildings 1-5)
   Dublin, Virginia      Fabricating, sequencing             Owned                         112,500
   Chehalis, Washington  Fabricating                         Owned                          90,000
   Chehalis, Washington  Fabricating                        Leased                          12,000

Bostrom

   Piedmont, Alabama     Manufacturing; Administrative      Leased                         231,000
                         Offices

Fabco

   Oakland, California   Manufacturing; Warehouse;           Owned                          65,000
                         Administrative Offices


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

        The Company may be subject to liability as a result of the disposal of hazardous substances on and off the properties owned or operated by its subsidiaries, including Brillion, Gunite and Fabco. TCI and Brillion filed suit on May 25, 1994 against Beatrice and the Robins Group for certain causes of action, including indemnification under purchase agreements. TCI added Hunt-Wesson, Inc., a corporate successor to Beatrice that may be a successor to Beatrice's liability in these matters, as a defendant on June 10, 1994. In 1996, the district court entered judgment against Brillion, holding that Beatrice and the Robins Group did not owe any indemnity for Brillion's expenses at the sites, and that Brillion owed Karl F. Gabler $0.2 million pursuant to a 1987 indemnity contract. On May 7, 1998, the United States Court of Appeals for the Seventh Circuit affirmed the 1996 judgment of the district court, and, in June 1998, denied Brillion's petition for rehearing and issued its final mandate of affirmance. TCI and Brillion have satisfied the counterclaim judgment of $0.2 million. In December 1997, TCI and Brillion filed suit against Beatrice, and its parent, ConAgra, Inc., for recovery of costs expended at the Lemberger Landfill, and for declaratory relief with respect to the CLEANUP OF THE LEMBERGER LANDFILL AND ADJACENT AREAS. IN THIS SUIT (BRILLION, ET AL. V. CONAGRA, ET AL., Case No. 97-L- 15968), the court has denied Brillion's motion for judgment on the pleadings and has granted defendants' motion to dismiss. TCI and Brillion have appealed this adverse ruling to the First District Appellate Court in Illinois. A decision by this state appellate court is expected in late 2000. In September 1997, TCI and Gunite entered into the Settlement which settled its pending litigation against a prior owner of Gunite and pursuant to which TCI and Gunite and the prior owner withdrew their claims against the other. As a result of the Settlement, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain environmental liabilities and costs resulting from Gunite's waste disposals prior to the acquisition of Gunite by TCI in September 1987, including at the IPC, M.I.G./Dewane and Southeast Rockford sites. See "Environmental Matters" in Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                            None.

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Price range of Common Stock

        The Company's common stock is listed and traded on the NASDAQ National Market System under the symbol "TTII" (formerly "JAII"). The following table sets forth the high and low sales prices of the common stock as reported by the NASDAQ National Market System.

                       Sales Prices

1998
----

First Quarter         $17.75      $9.13
Second Quarter         19.15      12.75
Third Quarter          19.94      10.25
Fourth Quarter         16.75      10.00

1999
----

First Quarter         $17.50     $12.75
Second Quarter         19.25      12.50
Third Quarter          19.75      12.63
Fourth Quarter         18.94      12.75


        The number of record holders of the Company's common stock on January 28, 2000 was 106.

        DIVIDEND POLICY

        The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Company's senior bank credit facility and senior subordinated notes contains covenants limiting dividends that may be paid to holders of shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data with respect to the Company for the periods and at the dates indicated. All selected financial data is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements which are incorporated by reference in this report.


                                    SELECTED FINANCIAL DATA

                                      YEAR ENDED DECEMBER 31,

                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------
                                          1995 (1)         1996        1997         1998     1999(2)
                                       ----------- ------------ ----------- ------------ -----------
INCOME STATEMENT  DATA:

TOTAL REVENUES                            $175,583     $361,825    $415,866     $433,563    $541,543
COST OF GOODS                              143,773      288,756     329,678      343,852     429,711
                                       -----------  ----------- ----------- ------------ -----------
   Gross profit                             31,810       73,069      86,188       89,711     111,832

Selling, general & administrative           16,918       33,857      35,719       38,434      47,104
Amortization expense                         2,904        6,970       6,798        6,773       7,792
Pension termination gain                        --           --          --       (1,688)         --
Reduction of Environmental Reserves             --           --     (14,300)          --          --
                                       -----------  ----------- ----------- ------------ -----------
   Operating income                         11,988       32,242      57,971       46,192      56,936
Interest expense, net                       11,285       31,503      29,547       27,146      25,251
Provision  for
   income taxes                                900        2,116      12,881       10,853      14,449
                                       -----------  ----------- ----------- ------------ -----------
   Income (loss) before extraordinary
   items and discontinued operations          (197)      (1,377)     15,543        8,193      17,236
Extraordinary items, net of income taxes        --           --      (2,008)      (1,146)     (2,505)
Discontinued Operations:
   Gain on sale, net of income taxes            --           --          --           --      29,817
   Income (loss), net of income taxes        5,782       (3,994)     (6,069)      30,808      22,728
                                       -----------  ----------- ----------- ------------ -----------
Net income (loss)                        $   5,585     $ (5,371)   $  7,466     $ 37,855   $  67,276
                                       ===========  =========== =========== ============ ===========
Diluted Earnings Per Share:
Income (loss) from continuing operations
   before extraordinary items            $   (0.02)    $  (0.14)   $   1.58     $   0.81   $   1.67
Income (loss) from discontinued operations    0.59        (0.41)       5.07         3.04      (0.62)
EXTRAORDINARY ITEM                              --           --       (0.20)       (0.11)     (0.24)
                                       -----------  ----------- ----------- ------------ -----------
Net income (loss) per share                  $0.57      ($0.55)       $0.76        $3.74      $6.50
-------------------------------------- -----------  ----------- ----------- ------------ -----------
                                                            AS OF DECEMBER 31,

         BALANCE SHEET DATA:                                  (in thousands)
-------------------------------------- -------------------------------------------------------------
                                              1995         1996        1997         1998        1999
                                       -----------  -----------  ---------- ------------ -----------

Total assets                              $489,691     $479,355    $487,101     $493,003    $535,381
Long-term debt, including
   current maturities                      302,105      285,293     277,814      240,563     204,366
Total shareholders' equity                  68,874       63,537      71,020      110,717     182,675
-------------------------------------- -----------  ----------- ----------- ------------ -----------
(1)  Acquired  Bostrom in January,  1995 and TCI in August,  1995. See Note 1 to
     the consolidated  Financial Statements of the Company and the notes thereto for the year ended December 31, 1999.

(2)  Acquired  Imperial in April 1999,  EMI in May 1999,  Clark  Engineering  in
     September 1999 and BMC of Virginia in October 1999, and sold freight car operations in June 1999. See Notes 1 and 2 to the Consolidated Financial
     Statements of the Company and the notes thereto for the year ended December
     31, 1999.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company conducts its continuing operations in the truck components segment of the transportation industry and is a leading manufacturer of wheel-end components, body and chassis components, seating systems, steerable drive axles and gearboxes for the heavy-duty truck and bus industries and other castings for the heavy-duty truck industry and various industrial markets. The Company's discontinued operations were in the freight car segment and included a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products.

        On April 29, 1999, the Company acquired the assets of Imperial Group, Inc. (Imperial). Imperial is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty truck manufacturers and transit bus manufacturers. The purchase price for Imperial was approximately $61.6 million consisting of $58.8 million in cash and 156,740 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The purchase price is also subject to a contingent earn out of up to $4.0 million, based on the results of Imperial's Washington plant for the 24 months ending April 2001. The Company also incurred transaction costs of $0.7 million and issued 36,500 shares of restricted stock to two Imperial employees valued at $0.6 million, which vest ratably over three years if employment continues.

        In conjunction with the acquisition of Imperial, the Company, on April 29,1999 entered into a new Senior Bank Credit Facility. The new facility is comprised of a $50 million Term A Loan, a $50 million Term B Loan and an undrawn $75 million Revolving Credit Facility. Proceeds were used to finance the Imperial acquisition, to refinance the Company's outstanding senior bank debt of $36.6 million (resulting in an extraordinary non-cash after tax charge of $1.7 million), and for working capital and other general corporate purposes. The Company incurred and deferred $2.2 million of costs in obtaining the new financing which will be deferred and amortized over the term of the related debt (5-6 years).

        On May 17, 1999, the Company's Gunite subsidiary acquired certain assets and liabilities of EMI Company (EMI), an iron foundry and machining company located in Erie, Pennsylvania. The Company paid $16.5 million in cash for property, plant and equipment and $2.2 million for working capital. The acquisition was accounted for under the purchase method of accounting.

        On June 3, 1999, the Company completed the sale of its freight car operations comprised of three wholly owned subsidiaries - JAC, FCS, and JAIX Leasing to Rabbit Hill Holdings, Inc. (the Buyer). The Company received consideration consisting of approximately $101.3 million in cash, contingent additional consideration of $20.0 million and a 20 percent equity interest in the Buyer. In addition, the Buyer assumed substantially all of the liabilities of the freight car operations, including $14.4 million of debt. The 20 percent equity interest in the Buyer is comprised of common and preferred stock, some of which is non-voting. Further, the Company's rights with respect to voting and transferability of its equity interest are limited and, in particular, the Company granted a proxy to vote its equity interest to another shareholder of Buyer under certain circumstances. As a result, the Company accounts for its investment in Buyer using the cost method. The sale resulted in a pretax gain of $46.8 million after consideration of transaction costs of $4.2 million and a related pension curtailment loss of $0.3 million. The after-tax gain on the disposition of the freight car business of $29.8 million was recorded in the Company's results for the second quarter of 1999. Approximately $2.5 million of additional gain was deferred due to the Company's continuing interest in the freight car business. Proceeds from the $20.0 million contingent additional consideration will be recorded as a gain, if and when collected. Also as a result of the sale, approximately $80.0 million of senior bank debt was paid subsequent to the disposition which resulted in the after-tax write off of $2.2 million of unamortized deferred financing costs.

        On September 30, 1999 and October 21, 1999, the Company's Imperial Group subsidiary acquired certain assets and liabilities of Clark and BMC-VA to expand its manufacturing capabilities, product offering, and customer base. The Company used cash on hand of $19.5 million to fund the acquisitions. The acquisitions were accounted for under the purchase method of accounting.

        The Company's sales are affected to a significant degree by the heavy-duty truck market which is subject to significant fluctuations due to economic conditions, changes in the alternative methods of transportation and other factors. There can be no assurance that fluctuations in such market will not have a material adverse effect on the results of operations or financial condition of the Company.

RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES

        Net sales in 1999 increased by 24.9% to $541.5 million from $433.6 million in 1998. The increase in net sales was primarily from businesses acquired in 1999, and a 24.0% increase in revenues at Bostrom, partially offset by a 6.0% reduction in revenues at Brillion.

COST OF SALES AND GROSS PROFIT

        Cost of sales as a percentage of net sales was 79.3% in both 1999 and 1998. Related gross profit margin was 20.7% in both years.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION EXPENSES

        The increase of $8.7 million in selling, general and administrative expenses resulted primarily from businesses acquired. As a percentage of net revenue, selling, general and administrative were 8.7% and 8.9% in 1999 and 1998, respectively. Amortization expense increased by $1.0 million due to the amortization of excess cost over net assets acquired of acquisitions made during 1999. Amortization expense in 1999 as a percentage of sales was 1.4% compared to 1.6% in 1998.

OPERATING INCOME

        Operating income was $56.9 million in 1999, compared to $46.2 million in 1998, an increase of $10.7 million. The increase was achieved by increased gross profit of $22.1 million, offset by increased selling, general and administrative expenses of $8.7 million, increased amortization expense of $1.0 million and the pension termination gain of $1.7 million during the 1998 year.

OTHER

        Interest expense was $26.6 million in 1999 compared to $28.7 million in 1998. Interest expense in 1999 was lower than 1998 due to lower debt levels as a result of the debt paid down with the proceeds from the sale of the freight car business. Interest income in 1999 was $1.4 million compared to $1.6 million in 1998.

        In conjunction with the prepayments of $136.5 million of senior bank debt in 1999, the Company recorded extraordinary charges of $2.5 million net of income tax, related to the write-off of unamortized deferred financing costs. In conjunction with the $35.0 million of senior debt prepayments in 1998, the Company recorded extraordinary charges of $1.1 million net of income tax, related to the write-off of unamortized deferred financing costs.

        Income from discontinued freight car operations decreased by $8.1 million from $30.8 million in 1998 to $22.7 million in 1999. The decrease is primarily attributable to the partial year period in 1999, offset by the impact of the relative strength of the freight car market in 1999 versus 1998 which resulted in a substantial increase in the sales run rate. The Company recognized a gain, net of income taxes, of $29.8 million on the sale of the freight car businesses.

        Net income, income from continuing operations before extraordinary items and diluted earnings per share for 1999 were $67.3 million, $1.67 and $6.50, respectively, compared to net income, income from continuing operations before extraordinary items and diluted earnings per share of $37.9 million, $0.81 and $3.74, respectively, for 1998.

RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SALES

        Net sales in 1998 increased 4.3% to $433.6 million from $415.9 million in 1997 due to stronger product demand in the Class 8 truck market.

COST OF SALES AND GROSS PROFIT

        Cost of sales as a percentage of net sales was 79.3% in both 1998 and 1997. Related gross profit margin was 20.7% in both years.

SELLING, GENERAL, ADMINISTRATIVE AND AMORTIZATION EXPENSES

        Selling, general and administrative expenses as a percentage of net sales were 8.9% and 8.6% in 1998 and 1997, respectively. Amortization expense was $6.8 million in both 1998 and 1997.

OPERATING INCOME

        Operating income was $46.2 million in 1998, compared to $58.0 million in 1997, a decrease of $11.8 million. The decrease was primarily a result of a $14.3 million reduction in environmental reserves in 1997, higher selling, general and administrative expenses of $2.7 million in 1998, increased gross profit of $3.5 million during 1998 and a pension termination gain of $1.7 million also in 1998.

OTHER

        Interest expense was $28.7 million in 1998 compared to $30.0 million in 1997. Interest expense in 1998 was lower than 1997 due primarily to the prepayment of $35.0 million of Tranche B term debt. Interest income in 1998 was $1.6 million in 1998 compared to $0.4 million in 1997. The increase in interest income was due to increased levels of cash.

        In conjunction with the $35.0 million of senior debt prepayments in 1998, the Company recorded extraordinary charges of $1.1 million net of income tax, related to the write-off of unamortized deferred financing costs.

        In conjunction with the 1997 issuance of $80.0 million of Notes to refinance $80.0 million of Tranche A term debt, the Company recorded an extraordinary charge of $2.0 million after income tax, primarily related to the write-off of $3.4 million of unamortized deferred financing costs.

        Income from discontinued freight car operations, net of income tax, increased by $36.9 million from a loss of ($6.1) million in 1997 to income of $30.8 million in 1998, primarily due to the increase in demand in the freight car market.

        Net income, income from continuing operations before extraordinary items and diluted earnings per share for 1998 were $37.9 million, $0.81 and $3.74, respectively, compared to net income, income from continuing operations before extraordinary items and diluted earnings per share of $7.5 million, $1.58 and $0.76, respectively, for 1997.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 1999, the Company provided cash from operations of $35.6 million compared with $32.6 million for 1998. The increase is primarily due to increased earnings in 1999 after non-cash impacts. The Company used $12.6 million of net cash from investing activities during 1999 consisting primarily of $101.3 million of proceeds from the sale of the freight car businesses offset by $97.2 million used to acquire Imperial, EMI, Clark and BMC and $16.4 million for capital expenditures. Cash used by financing activities was $36.3 for 1999, mainly representing new borrowings of $103.1 million offset by debt repayments of $138.9 million.

        As  of  December  31,  1999  there  was  $19.2  million  of  term  loans outstanding under the Senior Credit Facility, $180.7 million of notes outstanding, and no borrowings under the $75.0 million revolving credit line under the Senior Credit Facility. Availability under the revolving credit line, after consideration of outstanding letters of credit of $7.5 million, was $67.5 million.

        Interest payments on the Notes and under the new bank facilities represent significant near-term cash requirements for the Company. The Notes require semiannual interest payments of approximately $10.6 million. Borrowings under the bank facilities bear interest at floating rates and require interest payments on varying dates depending upon the interest rate option selected by the Company.

        The Company believes that the cash flow generated from its continuing operations, together with amounts available under its revolving credit line, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses (including expenditures required by applicable environmental laws and regulations). The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the new bank facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

        As of December 31, 1999, the Company had cash of $8.8 million.

YEAR 2000

        The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technology may recognize a year containing "00" as the year 1900 rather than the year 2000. This issue could have resulted in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

        In 1996, the Company initiated a comprehensive program to ensure that its various business systems continue to function properly in the year 2000. By the end of 1998, all critical business systems at each operating unit then owned had been reviewed, modified if necessary, and tested.

        In connection with the Company's acquisitions in 1999, comprehensive programs were initiated to ensure year 2000 compliance. By September 30, 1999, all critical business systems had been reviewed, modified and tested.

        Additionally, the Company assessed readiness for the year 2000 of key suppliers and other third parties with whom it has significant business relationships. No negative or materially significant impact was experienced from any supplier due to Year 2000 related problems.

        Appropriate   contingency   plans  were  developed  for  all  sites.  No
contingency plans at any site had to be invoked due to a Year 2000 related problem.

        Beginning in 1996, as part of the Company's ongoing information system improvement process, its enterprise systems were upgraded, which partially mitigated the impact of the year 2000 problem. Excluding the cost of upgrading the enterprise systems, the pretax cost incurred to date of becoming "Year 2000" compliant has been approximately $0.6 million and is not expected to change. Such costs have been funded through operating cash flows.

ENVIRONMENTAL MATTERS

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

        Such matters include five situations in which the Company, has been named or is believed to be Potentially Responsible Parties (PRPs) in the contamination of the sites. Additionally, environmental remediation may be required at two of the truck components segment facilities at which soil and groundwater contamination has been identified.

        The Company believes that it has valid claims for contractual indemnification against prior owners for certain of the investigatory and remedial costs at each of the above mentioned sites. As a result of a private party settlement of certain pending litigation with a prior owner of Gunite, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain liabilities and costs resulting from Gunite's waste disposal prior to the acquisition of Gunite by TCI in September 1987 at certain of such sites. The Company has been notified, however, by certain other contractual indemnitors that they will not honor future claims for indemnification. Accordingly, the Company is litigating indemnification claims and there is no assurance that even if successful in any such claims, any judgments against the indemnitors will ultimately be recoverable. In addition, the Company believes it is likely that it has incurred some liability at various sites for activities and disposal following acquisition which would not in any event be covered by indemnification by prior owners.

        As of December 31, 1999, the Company has a $10.4 million environmental reserve. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. The Company currently anticipates spending approximately $0.7 million per year in 2000 through 2004 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be underway. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of PRPs contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability under CERCLA or the uncertainties referred to above could result in such a material adverse effect.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company's market risk sensitive instruments do not subject the Company to material market risk exposures except as such risks relate to interest rate fluctuations. As of December 31, 1999, the Company has debt outstanding with a carrying value of $204.4 million. The estimated fair value of this debt is $207.5 million. Fixed interest rate debt outstanding as of December 31, 1999, represents 89% of total debt, carries an average interest rate of 11.7% and matures as follows: $0.2 million in fiscal 2000, $0.3 million in fiscal 2001, $0.2 million in fiscal 2002, and $181.4 million thereafter. Variable interest rate debt outstanding as of December 31, 1999 had an average interest rate at that date of 7.8% and matures as follows: $1.7 million in fiscal 2000, $1.9 million in fiscal 2001, $2.1 million in fiscal 2002, $2.5 million in fiscal 2003, $3.5 million in fiscal 2004 and $10.6 million thereafter.

        The Company has an interest rate protection agreement to fix a portion of its variable rate Senior Bank debt. At December 31, 1999, the notional principal amount of this contract was $15 million at a 6.14% fixed rate of interest plus the applicable borrowing margins. The contract matures in August 2000.

EFFECTS OF INFLATION

        General price inflation has not had a material impact on the Company's results of operations.

FORWARD LOOKING STATEMENTS

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



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------   -------------   -------------   -------------
YEARS ENDED DECEMBER 31,                                           1999            1998            1997
-------------------------------------------------------   -------------   -------------   -------------
Net sales                                                 $     541,543   $     433,563   $     415,866
Cost of sales                                                   429,711         343,852         329,678
-------------------------------------------------------   -------------   -------------   -------------
Gross profit                                                    111,832          89,711          86,188
Selling, general and administrative expense                      47,104          38,434          35,719
Amortization expense                                              7,792           6,773           6,798
Pension termination gain                                             --          (1,688)             --
Reduction of environmental reserves                                  --              --         (14,300)
-------------------------------------------------------   -------------   -------------   -------------
Operating income                                                 56,936          46,192          57,971
Interest income                                                  (1,359)         (1,558)           (439)
Interest expense                                                 26,610          28,704          29,986
-------------------------------------------------------   -------------   -------------   -------------
Income from continuing operations before income taxes,
  extraordinary items and discontinued operations                31,685          19,046          28,424
Provision for income taxes                                       14,449          10,853          12,881
-------------------------------------------------------   -------------   -------------   -------------
Income from continuing operations before
  extraordinary items and discontinued operations                17,236           8,193          15,543
Discontinued operations:
  Gain on sale, net of income taxes                              29,817              --              --
  Income (loss) from discontinued operations,
    net of income taxes                                          22,728          30,808          (6,069)
-------------------------------------------------------   -------------   -------------   -------------
Income before extraordinary items                                69,781          39,001           9,474
Extraordinary items, net of income taxes                         (2,505)         (1,146)         (2,008)
-------------------------------------------------------   -------------   -------------   -------------
Net income and comprehensive income                       $      67,276   $      37,855   $       7,466
-------------------------------------------------------   -------------   -------------   -------------
Basic earnings per share:
 Income from continuing operations before
   extraordinary items                                    $       1.71    $       0.83    $       1.59
 Income (loss) from discontinued operations                       5.22            3.13           (0.62)
 Extraordinary items                                             (0.24)          (0.11)          (0.21)
-------------------------------------------------------   -------------   -------------   -------------
 Net income per share                                     $       6.69    $       3.85    $       0.76
-------------------------------------------------------   -------------   -------------   -------------
 Basic weighted average shares outstanding                       10,063           9,838           9,761
-------------------------------------------------------   -------------   -------------   -------------
Diluted earnings per share:
 Income from continuing operations before
   extraordinary items                                    $       1.67    $       0.81    $       1.58
 Income (loss) from discontinued operations                       5.07            3.04           (0.62)
 Extraordinary items                                             (0.24)          (0.11)          (0.20)
-------------------------------------------------------   -------------   -------------   -------------
 Net income per share                                     $       6.50    $       3.74    $       0.76
-------------------------------------------------------   -------------   -------------   -------------
 Diluted weighted average equivalents and shares
   outstanding                                                  10,348          10,122           9,856
-------------------------------------------------------   -------------   -------------   -------------









The accompanying notes to consolidated financial statements are an integral part of these statements.



                                  CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------
AS OF DECEMBER 31,                                                            1999        1998
----------------------------------------------------------------------------------------------
ASSETS:

Cash and cash equivalents                                             $      8,799  $   33,382
Accounts receivable, net                                                    61,053      55,550
Inventories                                                                 44,930      29,566
Deferred income tax assets                                                  13,688      13,688
Prepaid expenses and other current assets                                    7,316       2,643
Net assets of discontinued operations                                           --      37,555
----------------------------------------------------------------------------------------------
Total current assets                                                       135,786     172,384
Property, plant and equipment, net                                         129,999      82,402
Deferred financing costs and other, net                                      5,644       8,809
Intangible assets, net                                                     263,952     229,408
----------------------------------------------------------------------------------------------
Total assets                                                          $    535,381 $   493,003
----------------------------------------------------------------------------------------------
LIABILITIES:

Accounts payable                                                      $     26,574 $    19,601
Accrued payroll and employee benefits                                       19,578      19,281
Other current liabilities                                                   33,883      32,381
Current maturities of long-term debt and capital lease                       1,936       9,039
----------------------------------------------------------------------------------------------
Total current liabilities                                                   81,971      80,302
Long-term debt and capital lease, less current maturities                   21,695      49,186
Senior subordinated notes                                                  180,735     182,338
Deferred income tax liabilities                                             34,677      34,571
Other long-term liabilities                                                 33,628      35,889
----------------------------------------------------------------------------------------------
Total liabilities                                                          352,706     382,286
----------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:

Preferred stock, par $.01, 20,000 shares authorized, none outstanding           --          --
Common stock, par $.01, 201,000 shares authorized, 10,322 and 9,900
 issued and outstanding as of December 31, 1999 and 1998, respectively         103          99
Paid-in capital                                                             63,166      56,892
Retained earnings                                                          121,017      53,741
Unearned compensation                                                       (1,611)         --
Employee receivables for stock purchase                                         --         (15)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                                 182,675     110,717
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $    535,381  $  493,003
----------------------------------------------------------------------------------------------














The accompanying notes to consolidated financial statements are an integral part of the these statements.


                             CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

---------------------------------------------------   --------------   --------------   ---------------
YEARS ENDED DECEMBER 31,                                        1999             1998              1997
---------------------------------------------------   --------------   --------------   ---------------
OPERATING ACTIVITIES:
Net income (loss)                                     $       67,276   $       37,855   $         7,466
(Income) loss from discontinued operations
 and gain on sale of discontinued operations,
 net of income taxes                                         (52,545)         (30,808)            6,069
---------------------------------------------------   --------------   --------------   ---------------
Income from continuing operations                             14,731            7,047            13,535
Adjustments to reconcile net income from
    continuing operations to net cash
    provided by operating activities:
Depreciation                                                  13,609           10,579            10,318
Amortization                                                   9,229            9,032             9,810
Deferred income tax expense (benefit)                           (753)           3,023             5,451
Pension termination gain                                          --           (1,688)               --
Reduction of environmental reserves                               --               --           (14,300)
Extraordinary items, net of income tax                         2,505            1,146             2,008
Change in continuing operations assets and liabilities:
     Accounts receivable                                      10,636             (828)           (9,128)
     Inventories                                              (5,300)           1,425            (2,046)
     Prepaid expenses and other current assets                (1,860)             507              (359)
     Accounts payable                                         (6,017)          (2,649)            2,664
     Accrued payroll and employee benefits                    (2,918)             558               408
     Other assets and liabilities                              1,737            4,451             9,257
---------------------------------------------------   --------------   --------------   ---------------
Cash provided by continuing operations                        35,599           32,603            27,618

INVESTING ACTIVITIES:
Capital expenditures                                         (16,447)          (8,941)           (6,636)
Change in restricted cash and other                             (319)             141                53
Cash paid for acquisitions                                   (97,187)              --                --
Proceeds from sale of the discontinued operations            101,348               --                --
---------------------------------------------------   --------------   --------------   ---------------
Cash used in investing activities                            (12,605)          (8,800)           (6,583)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                     103,100               --            82,823
Payments of term loans and capital lease                    (137,694)         (36,899)          (90,170)
Retirement of subordinated debt                               (1,250)              --                --
Payments of deferred financing costs and other, net             (485)             521            (3,102)
---------------------------------------------------   --------------   --------------   ---------------
Cash used in financing activities                            (36,329)         (36,378)          (10,449)
---------------------------------------------------   --------------   --------------   ---------------
Net change in cash and cash equivalents from
   continuing operations                                     (13,335)         (12,575)           10,586
Net cash (provided to) received from discontinued
   operations                                                (11,248)          18,073            (1,007)
Cash and cash equivalents, beginning of year                  33,382           27,884            18,305
---------------------------------------------------   --------------   --------------   ---------------
Cash and cash equivalents, end of year                $        8,799   $       33,382   $        27,884
---------------------------------------------------   --------------   --------------   ---------------






   The accompanying notes to consolidated financial statements are integral to these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

        Effective June 14, 1999, the name of the Company was changed from Johnstown America Industries, Inc. to Transportation Technologies Industries, Inc., a Delaware corporation (the Company).

        The Company has historically had two operating segments within the transportation industry: truck components, a leading manufacturer of wheel end components, seating systems, steerable drive axles, gearboxes and other castings for the heavy-duty truck industry; and freight cars, a leading manufacturer and lessor of new and rebuilt freight cars used for hauling coal, intermodal containers, highway trailers, automobiles, agricultural and mining products.

        On October 28, 1991, the Company through its wholly owned subsidiary Johnstown America Corporation, (JAC), consummated the purchase of the former Freight Car Division of Bethlehem Steel Corporation . In 1994, the Company began leasing new and used freight cars through its JAIX Leasing Company (JAIX Leasing) subsidiary. The Company completed the acquisition of Truck Components Inc. (TCI) and its subsidiaries (Gunite Corporation, Brillion Iron Works, Inc. and Fabco Automotive Corporation) on August 23, 1995, and Bostrom Seating, Inc. (Bostrom) on January 13, 1995. Operations commenced on October 2, 1995, at the Freight Car Services, Inc. (FCS) facility. During 1999, the Company made four additional truck component acquisitions (see Note 2).

        On June 3, 1999, the Company completed the sale of its freight car operations comprised of three wholly owned subsidiaries - JAC, FCS, and JAIX Leasing to Rabbit Hill Holdings, Inc. (the Buyer). The Company received consideration consisting of approximately $101.3 million in cash, contingent additional consideration of $20 million and a 20 percent equity interest in the Buyer. In addition, the Buyer assumed substantially all of the liabilities of the freight car operations, including $14.4 million of debt. The 20 percent equity interest in the Buyer is comprised of common and preferred stock, some of which is non-voting. Further, the Company's rights with respect to voting and transferability of its equity interest are limited and, in particular, the Company granted a proxy to vote its equity interest to another shareholder of Buyer under certain circumstances. As a result, the Company accounts for its investment in Buyer using the cost method. The sale resulted in a pretax gain of $46.8 million after consideration of transaction costs of $4.2 million and a related pension curtailment loss of $0.3 million. The after-tax gain on the disposition of the freight car business of $29.8 million was recorded in the Company's results for the second quarter of 1999. Approximately $2.5 million of additional gain was deferred due to the Company's continuing interest in the freight car business. Proceeds from the $20.0 million contingent additional consideration will be recorded as a gain, if and when collected. Also as a result of the sale, approximately $80.0 million of senior bank debt was paid subsequent to the disposition which resulted in a non-cash $2.2 million extraordinary charge, net of income taxes, from the write off of unamortized deferred financing costs.

        Revenues of the freight car business in 1999 (through June 3), 1998, and 1997 were $ 315.6 million, $532.2 million, and $234.3 million, respectively. Included within the income (loss) from discontinued operations is an allocation of consolidated interest which is not attributable to other operations of the Company. The interest included was $(0.2) million, $2.1 million and $3.3 million in 1999, 1998 and 1997, respectively.

        The accompanying consolidated financial statements have been recast to reflect the freight car business as a discontinued operation for all periods. For historical business segment reporting purposes, the Company's financial data related to its freight car business was previously reported as the segment, "Freight Car." The Company's continuing operations comprise a single reporting segment.

NOTE 2.  ACQUISITIONS

IMPERIAL GROUP ACQUISITION

        On April 29, 1999, the Company acquired the assets of Imperial Group, Inc. (Imperial). Imperial is a leading Tier I and Tier II supplier of body and chassis components for heavy-duty truck manufacturers and transit bus manufacturers. The purchase price for Imperial was approximately $61.6 million consisting of $58.8 million in cash and 156,740 shares of the Company's common stock. The purchase price is also subject to a contingent earn-out of up to $4.0 million, based on the operating results of Imperial's Washington plant for the 24 months ending April 2001. The Company also incurred transaction costs of $0.7 million and issued 36,500 shares of restricted stock to two Imperial employees valued at $0.6 million, which vest ratably over three years if employment continues. The cash portion of the purchase price was funded by the new credit facility described in Note 6.

EMI COMPANY ACQUISITION

        On May 17, 1999, the Company's Gunite subsidiary acquired certain assets and liabilities of EMI Company (EMI), an iron foundry and machining company located in Erie, Pennsylvania. The Company paid $16.5 million in cash for property, plant and equipment and $2.2 million for working capital.

CLARK ENGINEERING & MANUFACTURING ACQUISITION

        On September 30, 1999, the Company's Imperial Group subsidiary acquired certain assets and liabilities of Clark Engineering & Manufacturing, Inc. (Clark), a manufacturer of a broad range of metal parts and accessories for the heavy-duty truck industry. The Company used cash on-hand of $8.7 million to fund the acquisition.

BMC OF VIRGINIA, INC. ACQUISITION

        On October 21, 1999, the Company's Imperial Group subsidiary acquired certain assets and liabilities of BMC of Virginia, Inc. (BMC-VA), a leading supplier of components to Volvo, whose North American assembly operations are located adjacent to BMC-VA facilities. BMC-VA manufactures, warehouses, assembles and sequences components for Volvo and Freightliner. The Company used cash on hand of $11.0 million to fund the acquisition.

        The acquisitions were accounted for as purchases for financial reporting purposes. Accordingly, certain assets and liabilities of the acquired companies were recorded at estimated fair values as of the acquisition date, adjusted as of December 31, 1999, based on management's best judgement and available information at the time. Future changes in these estimates, if any, will be made within one year of the acquisition dates and are not expected to be material.

        The operating results of the acquired companies have been included in the Company's reported results of operations from their respective acquisition dates.

        The Company's pro forma unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 prepared as though the acquisitions and the related financing transactions occurred on January 1, of the applicable year are as follows:

(IN MILLIONS, EXCEPT PER SHARE DATA)
------------------------------------------------  -------------- ---------------
                                                            1999            1998
------------------------------------------------  -------------- ---------------
    Total revenues                                   $     610.1       $   583.3
    Income before extraordinary item                        72.1            38.6
    Net income                                              71.5            35.5
    Net income per share                             $      6.91       $    3.51
------------------------------------------------  -------------- ---------------

        The pro forma operating results include each acquiree's pre-acquisition results of operations for the indicated years with adjustments to reflect amortization of excess cost over n et assets acquired and other identified intangible assets, additional depreciation on the increase to fair market value of fixed assets, interest expense on the acquisition borrowings and the effect of income taxes thereon. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of the future results or trends.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The  accompanying   consolidated   financial   statements   reflect  the
application of the following significant accounting policies:

PRINCIPLES OF CONSOLIDATION

        The  consolidated  financial  statements  include  the  accounts  of the
Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

        The  Company   considers  all  short-term   investments   with  original
maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

        Inventories are stated at the lower of cost or market. The cost of 41% and 25% of the Company's inventories as of December 31, 1999 and 1998, respectively, was determined on the first-in, first-out (FIFO) method, with the cost of the remaining inventories determined on the last-in, first-out method
(LIFO). Had all inventories been determined on the FIFO method at December 31, 1999 and 1998, the reported value of such inventories would have been increased by $1.4 million and $1.1 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost less accumulated depreciation. In the case of acquisitions, cost represents estimated fair market value at date of acquisition. Depreciation is provided using the straight-line method by making periodic charges to income over the estimated useful lives of the assets, which are as follows:

--------------------------------------------------------------------------------

Buildings and improvements                                           10-40 years
Machinery and equipment                                               3-12 years
--------------------------------------------------------------------------------


        Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

        Maintenance and repairs are charged to expense as incurred, while major replacements and improvements are capitalized. The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any gain or loss is recorded currently in the consolidated statements of income.

RESEARCH AND DEVELOPMENT

        Costs associated with research and development are expensed as incurred.

INTANGIBLE ASSETS

        The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired (goodwill) is amortized on the straight-line method over 40 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill, and should an impairment be identified, a loss would be recognized to the extent that the carrying value exceeds the fair value. The Company's principle considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business.

        Other intangible assets, except pension assets, are amortized on the straight-line method over their estimated useful lives, which are as follows:

                Trademarks                                 40 years
                Technologies                               13-40 years
                Patents                                    8 years
                Non-compete                                3-5 years

ENVIRONMENTAL RESERVES

        The Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, and will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes and possible new statutory enactments. In addition to environmental laws that regulate the Company's ongoing operations, the Company is also subject to environmental remediation liability. It is the Company's policy to provide and accrue for the estimated cost of environmental matters, on a nondiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties.

        Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" was issued in October 1996 and adopted by the Company with minimal impact in 1997. This SOP provides authoritative guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities.

INCOME TAXES

        The Company provides for deferred income taxes on differences that arise when items are reported for financial statement purposes in years different from those for income tax reporting purposes in conformance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

REVENUE RECOGNITION

        Revenue from the continuing operations is recognized when the products are shipped.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform to current year presentation.

NOTE 4.  DETAIL OF CERTAIN ASSETS AND LIABILITIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(IN THOUSANDS)
--------------------------------------------------------   ------------  -------------  -------------
YEARS ENDED DECEMBER 31,                                           1999           1998           1997
--------------------------------------------------------   ------------  -------------  -------------
Balance at beginning of year                               $      1,729  $       2,244  $       1,883
Acquired in business acquisitions                                   407             --             --
Provision for doubtful accounts                                     601            673          1,854
Net write-offs                                                     (461)        (1,188)        (1,493)
--------------------------------------------------------   ------------  -------------  -------------
Balance at end of year                                     $      2,276  $       1,729  $       2,244
--------------------------------------------------------   ------------  -------------  -------------

INVENTORIES

(IN THOUSANDS)
--------------------------------------------------------------------------------------------------
As of December 31,                                                              1999          1998
---------------------------------------------------------------------  -------------  ------------
Raw materials and purchased components                                 $      14,481  $      8,575
Work in progress and finished goods                                           30,449        20,991
---------------------------------------------------------------------  -------------  ------------
Inventories                                                            $      44,930  $     29,566
---------------------------------------------------------------------  -------------  ------------

PROPERTY, PLANT AND EQUIPMENT

(IN THOUSANDS)
--------------------------------------------------------------------------------------------------
As of December 31,                                                             1999           1998
--------------------------------------------------------------------- -------------  -------------
Land                                                                  $       5,271  $       3,254
Buildings and improvements                                                   33,245         19,831
Machinery and equipment                                                     132,155         88,728
Construction in progress                                                      6,618          4,841
--------------------------------------------------------------------- -------------  -------------
                                                                            177,289        116,654
Accumulated depreciation                                                     47,290         34,252
--------------------------------------------------------------------- -------------  -------------
Property, plant and equipment, net                                    $     129,999  $      82,402
--------------------------------------------------------------------- -------------  -------------


INTANGIBLE ASSETS

(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                                                 Net Balance
                                                         Accumulated    -------------------------------
                                           Original     Amortization
As of December 31,                             Cost             1999            1999               1998
                                        -----------   --------------    ------------      -------------
Excess cost over net assets acquired    $   239,020   $       22,358    $    216,662      $     179,965
Trademarks                                   26,988            3,023          23,965             24,662
Technologies                                 20,722            3,556          17,166             17,987
Patents                                       5,878            1,841           4,037              4,373
Non-compete agreements                        2,550              428           2,122                 --
Pension asset                                    --               --              --                414
Pension asset from discontinued operations       --               --              --              2,007
--------------------------------------  ------------  ----------------- ------------      -------------
Intangible assets                       $   295,158   $       31,206    $    263,952      $     229,408
--------------------------------------  ------------  ----------------- ------------      -------------

OTHER CURRENT LIABILITIES

(IN THOUSANDS)

As of December 31,                                                           1999                  1998
------------------------------------------------------------    -----------------     -----------------
Accrued interest                                                $           8,195     $           8,489
Accrued workers' compensation                                               3,798                 2,626
Current portion of postretirement medical
  and pension benefit reserves                                              3,005                 3,000
Accrued warranty                                                            1,291                   818
Other                                                                      17,594                17,448
------------------------------------------------------------    -----------------     -----------------
Other current liabilities                                       $          33,883     $          32,381
------------------------------------------------------------    -----------------     -----------------

OTHER LONG-TERM LIABILITIES

(IN THOUSANDS)

As of December 31,                                                           1999                  1998
------------------------------------------------------------    -----------------     -----------------
Postretirement medical and pension benefit reserves             $          18,969     $          20,985
Environmental reserves                                                      9,659                 9,904
Other                                                                       5,000                 5,000
------------------------------------------------------------    -----------------     -----------------
Other long-term liabilities                                     $          33,628     $          35,889
------------------------------------------------------------    -----------------     -----------------


NOTE 5.  SHAREHOLDERS' EQUITY

(IN THOUSANDS)

                                 COMMON   PAID-IN   RETAINED    UNEARNED    EMPLOYEE
                                 STOCK    CAPITAL   EARNINGS  COMPENSATION RECEIVALBES   TOTAL
                              ---------- --------- ---------- -----------  ----------  ---------
Balance-December 31, 1996     $       98 $  55,049 $    8,420 $    --      $      (30) $  63,537
Options exercised                     --        17         --          --          --         17
Net income for year                   --        --      7,466          --          --      7,466
------------------------------------------------------------------------------------------------
Balance-December 31, 1997             98    55,066     15,886          --         (30)    71,020
Options exercised                      1     1,512         --          --          --      1,513
Net income for year                   --        --     37,855          --          --     37,855
------------------------------------------------------------------------------------------------
Balance-December 31, 1998             99    56,892     53,741          --         (15)   110,717
Collection of employee receivables    --        --         --          --          15         15
Options exercised                      1     1,297         --          --          --      1,298
Common stock issued                    3     4,977         --      (2,217)         --      2,763
Amortization of unearned
  compensation                        --        --         --         606          --        606
Net income for year                   --        --     67,276          --          --     67,276
------------------------------------------------------------------------------------------------
Balance-December 31, 1999     $      103 $  63,166 $  121,017 $    (1,611) $       --  $ 182,675
------------------------------------------------------------------------------------------------

COMMON AND PREFERRED STOCK

        The Company authorized 200,000,000 shares of Common Stock (voting), 1,000,000 shares of Class B Common Stock (non-voting) and 20,000,000 shares of preferred stock. No Class B Common Stock or preferred stock has been issued.

        In October 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one right ("Right") for each outstanding share of the Company's common stock held by shareholders of record on October 16, 1995. When exercisable, each Right entitles shareholders of record to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $32.00, subject to certain adjustments. The Company authorized 20,000 shares of such stock pursuant to this plan. The Rights will become exercisable, and will trade separately from the common stock, only if a person or group acquires 15% or more of the Company's outstanding common stock or commences a tender or exchange offer that would result in that person or group owning 15% or more of the Company's outstanding common stock. Subsequently, upon the occurrence of certain events, holders of Rights will be entitled to purchase common stock of the Company or a third-party acquiror at an amount equal to twice the Right's exercise price. Until the Rights become exercisable, they may be redeemed at the Company's option at a price of one cent per Right. The Rights expire on October 4, 2005. The Rights were amended as of January 31, 2000 (see footnote 18).

        On February 1, 1999 the Company issued 98,000 shares of Restricted Stock to certain key executives. This stock has a three year vesting period and the expense of this unearned compensation will be amortized over the vesting period.

NOTE 6.  LONG-TERM DEBT

Long-term debt consisted of the following:

(IN THOUSANDS)
--------------------------------------------  ------------   ------------
AS OF DECEMBER 31,                                    1999           1998
--------------------------------------------  ------------   ------------
Revolving credit line                         $       --     $       --
Tranche A term loan                                  9,200             --
Tranche B term loan                                  9,950         56,632
Industrial revenue bonds                             3,100             --
Capital lease                                        1,381          1,593
--------------------------------------------  ------------   ------------
Total debt                                          23,631         58,225
Current maturities                                  (1,936)        (9,039)
--------------------------------------------  ------------   ------------
Long-term debt                                $     21,695   $     49,186
--------------------------------------------  ------------   ------------

Maturities of long-term debt, are as follows:

(IN THOUSANDS)
------------------------------------------------------------
As of December 31, 1999
2000                                              $    1,936
2001                                                   2,163
2002                                                   2,280
2003                                                   2,544
2004                                                   3,473
Thereafter                                            11,235
------------------------------------------------------------

SENIOR BANK CREDIT FACILITY

        In conjunction with the acquisition of Imperial on April 29, 1999, the Company entered into a new Senior Bank Credit Facility. The new facility is comprised of a $50 million Term A Loan, a $50 million Term B Loan and an undrawn $75 million Revolving Credit Facility. Proceeds were used to finance the Imperial acquisition, to refinance the Company's then outstanding senior bank debt of $36.6 million, and for working capital and other general corporate purposes.

        At the Company's election, interest rates per annum on the Term A Loan and the revolving credit line are fluctuating rates of interest measured by reference to either (a) an adjusted London interbank offered rate (LIBOR) plus a borrowing margin or (b) an alternate base rate (ABR) plus a borrowing margin. Such borrowing margins range between 1.50% and 2.50% for LIBOR loans and between 0.50% and 1.50% for ABR loans, fluctuating within each range in 0.25% increments based on the Company achieving certain financial results. Interest rates per annum applicable to the Term B Loan are either (a) LIBOR plus a margin of 2.75% or (b) ABR plus a margin of 1.75%. Additionally, various fees related to unused commitments, letters of credit and administration of the facility are incurred by the Company. Borrowings under the Senior Bank Credit Facility are guaranteed by each of the Company's subsidiaries and are secured by the assets and stock of the Company and its Guarantor Subsidiaries. The Term A Loan and the Revolving Credit Facility mature on April 29, 2004 and the Term B Loan matures on April 29, 2005. As of December 31, 1999, availability under the revolving credit line, after consideration of outstanding letters of credit of $7.5 million, was $67.5 million and the weighted average interest rate of all outstanding loans under the Senior Bank Credit Facility was 8.5%. In connection with the sale of the freight car operations, net proceeds were used to pay down $40.0 million of the Term A Loan and $40.0 million of the Term B Loan.

        The Senior Bank Credit Facility contains various financial covenants including capital expenditure limitations, minimum leverage and interest coverage ratios, and minimum net worth. The agreement also restricts the Company from paying dividends and making other distributions in certain circumstances, and limits the ability to repurchase common stock and prepay the Senior Subordinated Notes.

INDUSTRIAL REVENUE BONDS

        On April 1, 1999, the Company, through its wholly owned subsidiary, Bostrom Seating, Inc., issued Industrial Revenue Bonds for $3.1 million which bear interest at a variable rate (5.7% as of December 31, 1999) and can be redeemed by the Company at any time. The bonds are secured by a letter of credit issued by the Company. The bonds have no amortization and mature in 2014. The bonds are also subject to a weekly "put" provision by the holders of the bonds. In the event that any or all of the bonds are put to the Company under this provision, the Company would either refinance such bonds with additional borrowings under the Revolving Credit Facility or use available cash on hand.

OTHER

        The company has entered into an interest rate contract to fix a portion of the cost of its variable rate bank debt. This contract limits the effect of market fluctuations on the interest cost of floating rate debt. The impact of fixed versus variable interest rates is recorded as incurred, as a component of interest expense. The notional principal amounts outstanding on the interest rate contract covering the current period is $15.0 million at a 6.14% fixed rate of interest plus the applicable borrowing margin. The contract matures in August 2000. Costs associated with obtaining the Senior Bank Credit Facility, the Senior Subordinated Notes described in Note 7 and other indebtedness aggregated to $5.7 million as of December 31, 1999. Such costs are amortized over the term of the related debt. Amortization of deferred financing costs amounted to $1.0 million, $1.9 million and $2.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. As a result of prepayment of debt, the Company recorded extraordinary non-cash charges, net of income tax of $2.5 million, $1.1 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively, to write off related unamortized deferred financing costs. As of December 31, 1999 and 1998, accumulated amortization of deferred financing costs was $1.7 million and $4.3 million, respectively.

NOTE 7.  SENIOR SUBORDINATED NOTES

        In 1995, the Company issued $100 million of Senior Subordinated Notes which are due August 15, 2005. In 1997, the Company issued $80 million of additional notes due August 15, 2005 (collectively, the Notes) with substantially identical terms to the already outstanding notes at a $3.5 million premium, for an effective rate of 10.8%. These Notes have an interest rate of $11.75% per annum and are guaranteed on an unsecured, senior subordinated joint and several basis by each of the Company's subsidiaries. Pursuant to the settlement of separate interest rate contracts in effect when each portion of the Notes was issued, the Company realized a $0.8 million loss and a $2.6 million gain upon the 1997 and 1995 issuances, respectively. The gain and the loss are being amortized as an offset to interest expense over the term of the Notes. The Notes are subordinated to all indebtedness under the Senior Bank Credit Facility and cross-default provisions do exist. Except in certain limited circumstances, the Notes are not subject to optional redemption by the Company prior to August 15, 2000, and thereafter are subject to optional redemption by the Company at declining redemption premiums. Upon the occurrence of a change in control (as defined), the Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued interest. In August, 1999 the Company repurchased and retired Notes with a face value of $1.25 million.

        The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the senior bank debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

NOTE 8.  EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

        Certain of the Company's subsidiaries have qualified, defined benefit plans covering a majority of their employees. Company contributions to the plans were made based upon the minimum amounts required under the Employee Retirement Income Security Act. The plans' assets are held by independent trustees and consist primarily of equity and fixed income securities.

        Following the acquisition of TCI, a certain TCI plan was frozen and was replaced with a defined contribution plan. The Company, after consideration of previously unrecognized amounts, recognized a $1.7 million non-cash gain on the termination of the plan in 1998.

POSTRETIREMENT BENEFITS

        The Company provides health care benefits and life insurance for certain salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

        The  Company  does  not  offer  any  other  significant   postretirement
benefits. The following table sets forth the plans' funded status:

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------
                                                        PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                     -----------------------  ------------------------
AS OF DECEMBER 31,                                        1999        1998         1999         1998
CHANGE IN BENEFIT OBLIGATION
Benefit obligations at beginning of year             $     7,667  $   12,165  $    16,779 $     14,647
Benefit obligations acquired in business acquisition       7,347          --          178           --
Benefit obligations retained from discontinued operations 27,316          --           --           --
Service cost                                                 533         418          341          425
Interest cost                                              2,018         620        1,212        1,135
Plan amendment                                                --         878         (260)          --
Actuarial loss                                            (2,908)        217        2,105        1,873
Settlement gain                                               --      (1,688)          --           --
Benefits paid                                             (1,641)     (4,943)      (1,916)      (1,301)
--------------------------------------------------   -----------  ----------  ----------- ------------
Benefit obligations at end of year                   $    40,322  $    7,667  $    18,439 $     16,779
--------------------------------------------------   -----------  ----------  ----------- ------------
Change in Plan Assets

Fair value of plan assets at beginning of year       $     5,890  $    8,220  $        -- $         --
Plan assets acquired in business acquisition               7,384          --           --           --
Plan assets retained from discontinued operations         24,334          --           --           --
Actual return on plan assets                               5,665         675           --           --
Employer contribution                                      1,172       1,938           --           --
Benefits paid                                             (1,641)     (4,943)          --           --
--------------------------------------------------   -----------  ----------  ----------- ------------
Fair value of plan assets at end of year             $    42,804  $    5,890  $        -- $         --
--------------------------------------------------   -----------  ----------  ----------- ------------

Plan assets in excess of benefit obligations         $     2,482  $     --    $        -- $         --







                                                      Pension Benefits      Postretirement Benefits
AS OF DECEMBER 31,                               -----------------------  -------------------------
                                                          1999        1998         1999         1998
Benefit obligations in excess of plan assets                --      (1,777)     (18,439)     (16,779)
Unrecognized net (gain) /loss                           (8,764)       (272)       3,333        1,279
Unrecognized prior service cost                            980         686         (241)          --
-------------------------------------------------- -----------  ----------  ----------- ------------
Net amount recognized                              $    (5,302) $   (1,363) $   (15,347)$    (15,482)
-------------------------------------------------- -----------  ----------  ----------- ------------


Recognized in Balance Sheet

Accrued benefit obligation                     $     (6,627)$      (1,777)$    (15,347) $    (15,482)
Pension asset                                         1,325            --           --            --
Intangible asset                                         --           414           --            --
---------------------------------------------  ------------ ------------- ------------  ------------
Net amount recognized                          $     (5,302)$      (1,363)$    (15,347) $    (15,482)
---------------------------------------------  ------------ ------------- ------------  ------------
Weighted-Average Assumptions

Discount rate                                         8.00%         6.75%        8.00%         6.75%
Expected return on plan assets                        9.00%         9.00%           --            --
Rate of compensation increase                    3.00-4.00%    3.00-4.00%           --            --
---------------------------------------------  ------------ ------------- ------------  ------------

        For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 decreasing gradually to an ultimate rate of 5.00% by the year 2005.

        The Company recognized a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over the fair market value of plan assets. A corresponding amount is recognized as an intangible asset. The table above does not reflect $4.7 million of net pension liabilities as of December 31, 1998, retained from the discontinued freight car operations.

COMPONENTS OF NET PERIODIC BENEFIT COST

(IN THOUSANDS)

                                               Pension Benefits       Postretirement Benefits
                                          --------------------------  ------------------------
Years ended December 31,                       1999    1998     1997      1999    1998    1997
----------------------------------------------------------------------------------------------
Service cost                              $     533 $   418 $    325  $    341 $   425 $   365
Interest cost                                 2,018     620      674     1,212   1,135   1,081
Expected return on plan assets               (2,076)   (605)  (2,433)       --      --      --
Amortization of unrecognized net loss            --      --    1,807        69      16      --
Prior service cost                               58      31       14       (19)     --      --
Net periodic benefit cost                 $     533 $   464 $    387  $  1,603 $ 1,576 $ 1,446
----------------------------------------------------------------------------------------------

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
As of December 31, 1999                                           1-Percentage-       1-Percentage-
                                                                 Point Increase       Point Decrease
-----------------------------------------------------------    ----------------    ---------------------
Effect on total of service and interest cost                   $         328          $      (277)

Effect on postretirement benefit obligation                            2,855               (2,484)
-----------------------------------------------------------    ----------------    ---------------------

DEFINED CONTRIBUTION PLANS

        Certain of the Company's subsidiaries also maintain qualified, defined contribution plans which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses relating to these plans, were $3.8 million, $3.1 million and $2.9 million for the years 1999, 1998 and 1997, respectively.






NOTE 9.  INCOME TAXES

        The provision for income taxes for income before extraordinary items and discontinued operations includes current and deferred components as follows:

(IN THOUSANDS)
----------------------------------------------------------   ------------   ------------   ------------
YEARS ENDED DECEMBER 31,                                             1999           1998           1997
----------------------------------------------------------   ------------   ------------   ------------
Current tax provision:
Federal                                                      $     11,892   $      5,054   $      6,172
State                                                               3,310          2,776          1,258
----------------------------------------------------------   ------------   ------------   ------------
                                                                   15,202          7,830          7,430
Deferred tax (benefit) provision                                     (753)         3,023          5,451
----------------------------------------------------------   ------------   ------------   ------------
Provision for income taxes for income from continuing
  operations, before extraordinary items and discontinued
   operations                                                $     14,449   $     10,853   $     12,881
----------------------------------------------------------   ------------   ------------   ------------

        The   provision  for  income  taxes  before   extraordinary   items  and
discontinued  operations  differs  from the amounts  computed  by  applying  the federal statutory rate as follows:

(IN THOUSANDS)
----------------------------------------------------------   ------------   ------------   ------------
YEARS ENDED DECEMBER 31,                                             1999           1998           1997
----------------------------------------------------------   ------------   ------------   ------------
Income taxes at federal statutory rate                              35.0%          35.0%          35.0%
State income taxes, net of federal benefit                           6.6           10.3            5.2
Nondeductible amortization expense                                   5.4            9.0            6.1
Other, net                                                          (1.4)           2.7           (1.0)
---------------------------------------------------------    ------------   ------------   ------------
Effective income tax rate                                           45.6%          57.0%          45.3%
---------------------------------------------------------    ------------   ------------   ------------

Components of deferred tax benefits (obligations) consist of the following:

(IN THOUSANDS)

As of December 31,                                         1999                                1998
                                              ------------------------------    - ------------------------------
                                                Benefits        Obligations        Benefits        Obligations
                                              ------------     -------------      -----------     --------------
Postretirement medical and
  pension benefit reserves                    $      8,030     $          --      $    12,458     $           --
Environmental reserve                                4,219                --            4,155                 --
Accrued workers' compensation reserve                1,482                --            1,862                 --
Warranty reserve                                       734                --            2,924                 --
Vacation reserve                                     1,984                --            1,805                 --
Property, plant and equipment                           --           (17,827)              --            (26,487)
Trademarks and technologies                             --           (17,616)              --            (18,339)
Inventories                                             --            (2,700)              --             (2,412)
Other                                                4,997            (4,292)           6,570             (3,419)
------------------------------------------    ------------     -------------      -----------     --------------
Deferred tax benefits (obligations)           $     21,446     $     (42,435)     $    29,774     $      (50,657)
------------------------------------------    ------------     -------------      -----------     --------------

        In the consolidated balance sheets, these deferred benefits and deferred obligations are classified as deferred income tax assets or deferred income tax liabilities, based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year. Tax credit carry forwards which existed at December 31, 1998 consisted of certain state tax net operating losses which primarily related to the freight car business. A valuation allowance of $1.0 million as of December 31, 1998, has been recorded to offset these state tax credit carry forwards. As of December 31, 1999 and 1998, no other valuation allowances are deemed necessary as management expects to realize all other deferred benefits as future tax deductions.

NOTE 10.  STOCK OPTION PLANS

        The Company maintains a Stock Option Plan (the Option Plan) for management and nonaffiliated directors of the Company and has reserved 989,000 shares of common stock for issuance under such plan. Options are granted to management at the discretion of the Company's directors and pursuant to an option program for nonaffiliated Company directors. Options granted under the Option Plan generally have an exercise price equal to the closing market value of the Company's common stock as of the date of grant, and become exercisable under various vesting periods of up to three years.

Certain information regarding stock options issued by the Company is summarized below:

(SHARES IN THOUSANDS)
------------------------------------------------------------------------------
                                Outstanding                Exercisable
                        ------------------------------------------------------
                                          Wtd. Avg.                  Wtd. Avg.
                              Shares    Exer. Price       Shares   Exer. Price
                         -----------  ----------------  --------  ------------
December 31, 1996                673  $          10.10       472  $      10.82
Issued                           209              6.54
Exercised                        (10)             2.79
Canceled                         (50)            15.40
------------------------------------  ----------------  --------  ------------
December 31, 1997                822              8.94       651          9.74
Issued                            72             15.35
Exercised                       (102)             6.57
------------------------------------  ----------------  --------  ------------
December 31, 1998                792              9.79       670          9.62
Issued                            48             17.14
Exercised                       (132)             7.02
Canceled                         (47)            16.85
------------------------------------  ----------------  --------  ------------
December 31, 1999                661  $          10.37       604  $       9.84
------------------------------------  ----------------  --------  ------------



(SHARES IN THOUSANDS)
----------------------------------------------------------------------------------------------------
As of December 31, 1999                         Outstanding                     Exercisable
                                     ---------------------------------- ----------------------------
                                                Wtd. Avg      Wtd. Avg.                    Wtd. Avg.
Range of Exercise Prices      Shares     Remaining Years    Exer. Price      Shares      Exer. Price
-------------------------   -------- -------------------   ------------ -----------    -------------
$3.06 - $13.50                   472                6.66   $       7.25         455    $        7.02
$14.50 - $25.63                  188                6.00          18.19         149            18.46
------------------------- ---------- --------------------  ------------ -------------  -------------
$3.06 - $25.63                   660                6.47          10.37         604             9.84
------------------------- ---------- --------------------  ------------ -------------  -------------

        The Company measures compensation cost under the intrinsic value based method. Had compensation expense been determined under the fair value based method, pro forma net income and diluted earnings per share would have been as follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
Years ended December 31                     1999            1998            1997
--------------------------------------------------------------------------------
Pro forma net income                     $  67.1         $  37.7         $   6.9
Pro forma diluted earnings per share        6.48            3.73            0.70
--------------------------------------------------------------------------------

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 10 years, a zero dividend yield and the following weighted average assumptions:

--------------------------------------------------------------------------------
Years ended December 31,                    1999            1998            1997
Risk free interest rate                     5.6%             5.3%           6.3%
Volatility rate                            61.6%            60.9%          64.9%
--------------------------------------------------------------------------------

NOTE 11.  ENVIRONMENTAL MATTERS

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

        Such matters include five situations in which the Company, has been named or is believed to be Potentially Responsible Parties (PRPs) in the contamination of the sites. Additionally, environmental remediation may be required at two of the facilities at which soil and groundwater contamination has been identified.

        The Company believes that it has valid claims for contractual indemnification against prior owners for certain of the investigatory and remedial costs at each of the above mentioned sites. As a result of a private party settlement of certain pending litigation with a prior owner of Gunite, TCI and Gunite will not be responsible (through a contractual undertaking by the former owner) for certain liabilities and costs resulting from Gunite's waste disposal prior to the acquisition of Gunite by TCI in September 1987 at certain of such sites. The Company has been notified, however, by certain other contractual indemnitors that they will not honor future claims for indemnification. Accordingly, the Company is litigating indemnification claims and there is no assurance that even if successful in any such claims, any judgments against the indemnitors will ultimately be recoverable. In addition, the Company believes it is likely that it has incurred some liability at various sites for activities and disposal following acquisition which would not in any event be covered by indemnification by prior owners.

        As of December 31, 1999, the Company has a $10.4 million environmental reserve. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value. The Company currently anticipates spending approximately $0.7 million per year in 2000 through 2004 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other PRPs, and payment of remedial investigation costs. These sites are generally in the early investigatory stages of the remediation process and thus it is anticipated that significant cash payments for remediation will not be incurred for at least several years. After the evaluation and investigation period, the investigation and remediation costs will likely increase because the actual remediation of the various environmental sites associated with the environmental reserve will likely be under way. Any cash expenditures required by the Company or its subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Due to the early stage of investigation of many of the sites and potential remediations referred to above, there are significant uncertainties as to waste quantities involved, the extent and timing of the remediation which will be required, the range of acceptable solutions, costs of remediation and the number of PRPs contributing to such costs. Based on all of the information presently available to it, the Company believes that the environmental reserve will be adequate to cover its future costs related to the sites associated with the environmental reserve, and that any additional costs will not have a material adverse effect on the financial condition or results of operations of the Company. However, the discovery of additional sites, the modification of existing laws or regulations, the imposition of joint and several liability under CERCLA or the uncertainties referred to above could result in such a material adverse effect.

NOTE 12.  CONTINGENCIES

        The Company is involved in certain threatened and pending legal proceedings including workers' compensation claims arising out of the conduct of its businesses. In the opinion of management, the ultimate outcome of such legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

        Additionally, the Company is involved in various warranty and repair claims with its customers as a normal course of business. In the opinion of management, accrued warranty costs relating to these obligations are adequate.

NOTE 13.  COMMITMENTS

        The Company leases certain real property and equipment under long-term leases expiring at various dates through 2032. The leases generally contain specific renewal or purchase options at the then fair market value.

Future minimum lease payments at December 31, 1999, are as follows:

(IN THOUSANDS)

                                                                        Capital                  Operating
                                                                          Lease                     Leases
                                                                ---------------          -----------------
2000                                                            $           395          $           4,556
2001                                                                        395                      3,364
2002                                                                        281                      2,403
2003                                                                        125                      1,461
2004                                                                         86                      1,178
Thereafter                                                                1,917                      2,305
----------------------------------------------------------------------------------------------------------
Total minimum lease payments                                              3,199          $          15,267
Less: Amount representing interest                                        1,818
----------------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                   1,381
Less: Current portion of obligation under capital lease                     236
----------------------------------------------------------------------------------------------------------
Noncurrent obligation under capital lease                       $         1,145
----------------------------------------------------------------------------------------------------------

        While the Company is liable for maintenance, insurance and similar costs under most of its leases, such costs are not included in the future minimum lease payments.

        The Company assumed the capital lease in its acquisition of TCI. The related asset balance of $1.9 million is included as a component of buildings and improvements. Accumulated depreciation of this asset was $0.5 million and $0.4 million as of December 31, 1999 and 1998, respectively.

        Total rental expense, of continuing operations, for the years 1999, 1998 and 1997 amounted to $5.8 million, $3.6 million and $3.2 million, respectively.

NOTE 14.  UNAUDITED QUARTERLY INFORMATION

(IN MILLIONS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------
1999                                                 First         Second          Third         Fourth
                                                   Quarter        Quarter        Quarter        Quarter
                                              ------------   ------------  -------------  -------------
Total revenue                                 $      117.3   $      134.4  $       141.1  $       148.8
Gross profit                                          24.6           28.3           26.5           32.4
Income from continuing operations
  after extraordinary items                            2.9             2.5           4.1            5.2
Net income                                            14.6            43.3           4.1            5.2
Diluted earnings per share                            1.47           4.23           0.40           0.50
--------------------------------------------  ------------   ------------  -------------  -------------


1998                                                 First         Second          Third         Fourth
                                                   Quarter        Quarter        Quarter        Quarter
                                              ------------   ------------  -------------  -------------
Total revenue                                 $      113.8   $      109.0  $       105.7  $       105.0
Gross profit                                          22.9           21.9           22.7           22.2
Income from continuing operations                      1.0            1.9            2.3            2.4
  after extraordinary items
Net income                                            14.0            6.2            8.0            9.7
Diluted earnings per share                            1.40           0.61           0.78           0.96
--------------------------------------------  ------------   ------------  -------------  -------------


NOTE 15.  GUARANTOR SUBSIDIARIES

        The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Company's current subsidiaries. The following condensed consolidating financial data illustrate the composition of the Parent Company, Guarantor Subsidiaries, and JAIX Leasing. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial composition of the Guarantor Subsidiaries and thus are not presented.

        As described in Note 1, the Company sold its freight car business effective June 3, 1999. The non-guarantor subsidiary, JAIX Leasing, along with two guarantor subsidiaries JAC and FCS, were part of the freight car business. The operations of the freight car business have been reflected as discontinued operations in the accompanying consolidated financial statements for all years presented: however, the following data, for clarity, has not been restated.

        Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.



                      CONDENSED CONSOLIDATING BALANCE SHEET

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1999                                        PARENT      GUARANTOR
                                                              COMPANY   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

Cash and cash equivalents                                     $  15.4        $  (6.6)   $        --     $       8.8
Accounts receivable, net                                           --           61.1             --            61.1
Inventories                                                        --           44.9             --            44.9
Prepaid expenses and other                                        5.7           15.3             --            21.0
--------------------------------------------------------------------------------------------------------------------
Total current assets                                             21.1          114.7             --           135.8
Property, plant and equipment, net                                0.6          129.4             --           130.0
Other assets                                                    233.8          262.6         (226.8)          269.6
--------------------------------------------------------------------------------------------------------------------
Total assets                                                  $ 255.5        $ 506.7     $   (226.8)    $     535.4
--------------------------------------------------------------------------------------------------------------------
Accounts payable                                              $   0.2        $  26.4     $       --     $      26.6
Other current liabilities                                       (28.8)          84.2             --            55.4
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                       (28.6)         110.6             --            82.0
Noncurrent liabilities                                            6.8           61.5             --            68.3
Long-term debt, less
 current maturities and intercompany
  advances (receivables)                                         94.6          107.8             --           202.4
Total shareholders' equity                                      182.7          226.8         (226.8)          182.7
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                                         $ 255.5        $ 506.7      $  (226.8)     $    535.4
--------------------------------------------------------------------------------------------------------------------



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999                                  PARENT       GUARANTOR
                                                             COMPANY    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

Total revenue                                                 $   --         $ 541.5      $      --      $    541.5
Cost of sales                                                     --           429.7             --           429.7
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                      --           111.8             --           111.8
Selling, general, administrative
  and amortization expenses                                      4.4            50.5             --            54.9
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (4.4)           61.3             --            56.9
Interest expense, net                                           12.8            12.5             --            25.3
Equity (earnings) of subsidiaries                              (27.7)             --           27.7              --
Provision (benefit) for income taxes                            (6.7)           21.1             --            14.4
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary items and discontinued
   operations                                                   17.2            27.7          (27.7)           17.2

Discontinued operations:                                        29.8              --             --            29.8
  Gain on sale, net of income taxes
  Income from discontinued operations,
   net of income taxes                                          22.7              --             --            22.7
Extraordinary item, net of tax                                  (2.5)             --             --            (2.5)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $ 67.2          $ 27.7      $  (27.7)       $    67.2
--------------------------------------------------------------------------------------------------------------------












                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999                               PARENT        GUARANTOR
                                                          COMPANY     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED

Cash flows from (used for)
 operating activities                                     $(25.5)         $  61.1        $      --        $   35.6
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
 investing activities:
Capital expenditures                                          --            (16.4)              --           (16.4)
Cash paid for acquisitions                                 (78.5)           (18.7)              --           (97.2)
Proceeds from sale of freight car business                 101.3               --               --           101.3
Changes in restricted
 cash/other                                                   --             (0.3)              --            (0.3)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
 investing activities                                       22.8            (35.4)              --           (12.6)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
 financing activities:
Proceeds from issuance of long-term debt                   100.0              3.1               --            103.1
Payments of term loans and
 capital lease                                            (137.5)            (0.2)              --           (137.7)
Retirement of subordinated debt                             (1.2)              --               --             (1.2)
Intercompany advances                                       32.9            (32.9)              --               --
Payment of deferred financing
 costs and other                                            (0.4)            (0.1)              --             (0.5)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
 financing activities                                       (6.2)           (30.1)              --            (36.3)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents from continuing operations                (8.9)            (4.4)              --            (13.3)
Net cash provided to discontinued operations               (11.3)              --               --            (11.3)
Cash and cash equivalents,
  beginning of year                                         35.6             (2.2)              --             33.4
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                                             $  15.4          $  (6.6)      $       --        $     8.8
--------------------------------------------------------------------------------------------------------------------










                      CONDENSED CONSOLIDATING BALANCE SHEET

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998                               PARENT     GUARANTOR       JAIX
                                                     COMPANY  SUBSIDIARIES    LEASING  ELIMINATIONS    CONSOLIDATED

Cash and cash equivalents                              $47.4       $(13.5)       $5.2       $    --           $39.1
Accounts receivable, net                                  --          81.3        0.4            --            81.7
Inventories                                               --          66.7         --            --            66.7
Prepaid expenses and other                               3.1          12.0        1.1            --            16.2
--------------------------------------------------------------------------------------------------------------------
Total current assets                                    50.5         146.5        6.7            --           203.7
Property, plant and equipment, net                       2.4         114.4       18.2          (0.3)          134.7
Other assets                                           168.1         238.5        0.3        (160.9)          246.0
--------------------------------------------------------------------------------------------------------------------
Total assets                                          $221.0        $499.4      $25.2       $(161.2)         $584.4
--------------------------------------------------------------------------------------------------------------------
Accounts payable                                      $   --         $65.4       $0.2       $    --           $65.6
Other current liabilities                              (16.0)         93.9        2.4            --            80.3
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                              (16.0)        159.3        2.6            --           145.9
Noncurrent liabilities                                    --          78.8        3.5            --            82.3
Long-term debt, less
  current maturities and intercompany
  advances (receivables)                               126.3         110.5        8.7            --           245.5
Total shareholders' equity                             110.7         150.8       10.4        (161.2)          110.7
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                                $221.0        $499.4      $25.2       $(161.2)         $584.4
--------------------------------------------------------------------------------------------------------------------



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998                          PARENT     GUARANTOR       JAIX
                                                     COMPANY  SUBSIDIARIES    LEASING  ELIMINATIONS    CONSOLIDATED
Total revenue                                        $    --        $957.8       $8.3     $      --          $966.1
Cost of sales                                             --         821.0        4.9            --           825.9
--------------------------------------------------------------------------------------------------------------------
Gross profit                                              --         136.8        3.4            --           140.2
Selling, general, administrative
  and amortization expenses                              1.2          59.5        0.9            --            61.6
Gain on sale of leased freight cars                       --            --       (1.2)           --            (1.2)
Patent lawsuit settlement                                 --          (1.7)        --            --            (1.7)
Pension termination gain                                  --         (16.8)        --            --           (16.8)
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 (1.2)         95.8        3.7            --            98.3
Interest expense, net                                   12.6          16.9        0.9            --            30.4
Equity (earnings) of subsidiaries                      (47.4)           --         --          47.4              --
Provision (benefit) for income taxes                    (5.4)         33.2        1.1            --            28.9
--------------------------------------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary item                                    39.0          45.7        1.7         (47.4)           39.0
Extraordinary item, net of tax                          (1.1)           --         --            --            (1.1)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $37.9         $45.7       $1.7       $(47.4)           $37.9
--------------------------------------------------------------------------------------------------------------------








                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998                      PARENT       GUARANTOR       JAIX
                                                 COMPANY    SUBSIDIARIES    LEASING   ELIMINATIONS     CONSOLIDATED
Cash flows from (used for)
  operating activities                           $ (29.6)          $82.4       $3.9     $       --            $56.7
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) investing activities:

Capital expenditures                                (0.1)          (11.4)        --             --            (11.5)
Leasing business asset additions                      --              --       (4.9)            --             (4.9)
Proceeds from sale of leased assets                   --              --       24.3             --             24.3
Changes in restricted

  cash/other                                         0.2            (0.1)        --             --              0.1
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
  investing activities                               0.1           (11.5)      19.4             --              8.0
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
financing activities:
Payments of term loans and
  capital lease                                    (36.7)           (0.2)        --             --            (36.9)
Net payments of JAIX
  Leasing debt                                        --              --      (20.0)            --            (20.0)
Intercompany advances                               88.0           (88.0)        --             --               --
Payment of deferred financing
  costs and other                                    0.5              --       (0.1)            --              0.4
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
financing  activities                               51.8           (88.2)     (20.1)            --            (56.5)
Net increase (decrease) in cash
and cash equivalents                                22.3           (17.3)       3.2             --              8.2
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  beginning of year                                 25.1             3.8        2.0             --             30.9
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                                      $47.4         $ (13.5)      $5.2        $    --             $39.1
--------------------------------------------------------------------------------------------------------------------








                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

(In millions)
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997                      PARENT       GUARANTOR       JAIX
                                                 COMPANY    SUBSIDIARIES    LEASING    ELIMINATIONS    CONSOLIDATED
Total revenue                                   $     --          $642.8       $7.6       $      --          $650.4
Cost of sales                                         --           552.4        4.0              --           556.4
--------------------------------------------------------------------------------------------------------------------
Gross profit                                          --            90.4        3.6              --            94.0
Selling, general, administrative
  and amortization expenses                          1.1            53.5        0.1              --            54.7
Gain on sale of leased freight cars                   --              --       (0.8)             --            (0.8)
Reduction of environmental reserves                   --           (14.3)        --              --           (14.3)
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                             (1.1)           51.2        4.3              --            54.4
Interest expense, net                               12.3            20.9        2.2              --            35.4
Equity (earnings) of subsidiaries                  (17.6)             --         --            17.6              --
Provision (benefit) for income taxes                (5.3)           14.2        0.6              --             9.5
--------------------------------------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary item                                 9.5            16.1        1.5           (17.6)            9.5
Extraordinary item, net of tax                      (2.0)             --         --              --            (2.0)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $7.5           $16.1       $1.5         $ (17.6)           $7.5
--------------------------------------------------------------------------------------------------------------------



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997                     PARENT       GUARANTOR       JAIX
                                                COMPANY    SUBSIDIARIES    LEASING    ELIMINATIONS     CONSOLIDATED
Cash flows from (used for)
  operating activities                           $(5.2)           $29.5       $2.4        $     --            $26.7
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
  investing activities:
Capital expenditures                               (0.1)           (8.2)       --               --             (8.3)
Leasing business asset additions                     --              --      (27.6)             --            (27.6)
Proceeds from sale of leased assets                 3.1              --        7.1              --             10.2
Changes in restricted
  cash/other                                         --             0.6         --              --              0.6
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
  investing activities                              3.0            (7.6)     (20.5)              --           (25.1)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
  financing activities:
Issuance of long-term debt                         82.8              --         --              --             82.8
Payments of term loans and
  capital lease                                   (90.0)           (0.1)        --              --            (90.1)
Net proceeds from JAIX
  Leasing debt                                       --              --       15.6              --             15.6
Intercompany advances                              19.4           (19.4)        --              --               --
Payment of deferred financing
  costs and other                                  (3.0)             --       (0.5)             --             (3.5)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used for)
  financing  activities                             9.2           (19.5)      15.1              --              4.8
Net increase (decrease) in cash
  and cash equivalents                              7.0             2.4       (3.0)             --              6.4
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  beginning of year                                18.1             1.4        5.0              --             24.5
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                                     $25.1            $3.8       $2.0      $       --             $30.9
--------------------------------------------------------------------------------------------------------------------

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS


        Based on borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $207.5 million and $248.5 million as of December 31, 1999 and 1998, respectively. No quoted market value is available except for the Notes which had a market value of approximately $184 million and $190 million as of December 31, 1999, and 1998, respectively. The outstanding interest rate contract, based on current market pricing models, has an estimated discounted fair market value ($0.4) million as of December 31, 1998. All other financial instruments of the continuing operations of the Company have fair market values which approximate carrying value as of December 31, 1999 and 1998.

NOTE 17.  SUPPLEMENTAL CASH FLOWS

(IN THOUSANDS)
-----------------------------------------------------------------------------
Years Ended December 31,                             1999      1998      1997
Cash paid for:
Interest                                       $   25,578 $  30,038 $  27,906
Income taxes                                       44,722    28,914       952
-----------------------------------------------------------------------------
Business acquisitions:
  Cash paid                                    $   97,187        --        --
  Stock issued                                      2,762        --        --
  Assets received                                 117,863        --        --
-----------------------------------------------------------------------------
  Liabilities assumed                          $   17,914        --        --
-----------------------------------------------------------------------------


NOTE 18.  MAJOR CUSTOMERS

        For the following years certain customers accounted for more than 10% of the Company's total revenue:

-----------------------------------------------------------------------------
Years Ended December 31,                           1999       1998      1997
Customer A                                          17%        20%       20%
Customer B                                          14         13        12
Customer C                                          13         --        --
-----------------------------------------------------------------------------

        No other customer accounted for greater than 10% of the Company's total revenue during these periods.

NOTE 19.  SUBSEQUENT EVENTS (unaudited)

        On January 28, 2000, the Company entered into a definitive merger agreement providing for the acquisition of the Company by an investor group ("Investor Group") led by senior members of the Company's management, including Thomas M. Begel, its Chairman and Chief Executive Officer, and Andrew M. Weller, its President and Chief Operating Officer. Under terms of the merger agreement, which was unanimously approved by the Company's Board of Directors after receiving the unanimous recommendation of a special committee of independent members of the Board, the Company and Transportation Acquisition I Corp., a company formed by the Investor Group, commenced a joint tender offer to purchase for $21.50 per share all of the outstanding shares of common stock. The tender offer which commenced on February 3, 2000 will remain open until March 3, 2000, unless extended, and will be followed by a merger under which those shares not tendered will be converted into the right to receive the same $21.50 per share in cash. In connection therewith, the Company amended its Shareholders Rights Plan to allow the acquisition by the Investor Group.

        Concurrently with the joint tender offer for the Company's common stock, the Company also commenced offers to purchase and consent solicitations with respect to both its 11-3/4% Senior Subordinated Notes due 2005 and its 11-3/4% Series C Subordinated Notes due 2005.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Transportation Technologies Industries, Inc. (formerly Johnstown America Industries, Inc.) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transportation Technologies Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Chicago, Illinois
 January 25, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years, of each director and executive officer of the Company. Unless otherwise indicated, each such person is a citizen of the United States and the business address of each such person is c/o Transportation Technologies Industries, Inc., 980 N. Michigan Avenue, Suite 1000, Chicago, Illinois 60611.


                                     PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT;
NAME                          MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                          --------------------------------------------------

Thomas M. Begel.................... Chairman  of the Board  and Chief  Executive
                                    Officer. He served as President from October
                                    1991 to January 2000. He is also Chairman of, and a partner in, TMB Industries, and a director of Silgan Holdings, Inc.

Andrew M. Weller................... Director, President and Chief Operating
                                    Officer. He is also Executive Vice President
                                    of, and a partner in, TMB Industries, and is
                                    a  director   or  officer  of  certain   TMB
                                    companies.  From  September  1994 to January
                                    2000, he served as Executive Vice President and Chief Financial Officer of the Company, and from March 1995 to November 1995, he served as Secretary of the Company. From April 1998 to September 1994, he was Vice President and Treasurer of Bethlehem Steel Corporation.

James D. Cirar .................... President and Chief Executive Officer of
                                    Gunite  Corporation  since  January 2000. He
                                    was    Chairman   of    Johnstown    America
                                    Corporation  and Freight Car Services,  Inc.
                                    from  September 1998 to June 1999 and Senior
                                    Vice President of the Company from July 1997
                                    to June 1999.  From September 1995 to August
                                    1998, he was  President and Chief  Executive
                                    Officer of Johnstown America Corporation and
                                    from  March  1998  to  August  1998  he  was
                                    President  and Chief  Executive  Officer  of
                                    Freight   Car   Services,   Inc.   Prior  to
                                    September 1995, he was the Plant Manager of the Truck and Bus Assembly Group of General Motors Corporation.

Fred D. Culbreath.................. Chairman of Imperial Group, L.P.  He has
                                    held  various  other  titles  with  Imperial
                                    Group, L.P. since being one of its primary founders in 1962.

Joseph A. Hicks.................... Chief Executive Officer of Imperial Group,
                                    L.P.  He served  as  President  of  Imperial
                                    Group,  L.P.  from  January 1995 to November
                                    1997 and, prior thereto, he was President of Eagle Associates, a private management firm.

Robert L. Jackson.................. President and Chief Executive Officer of
                                    Bostrom  Seating,  Inc.  From August 1996 to
                                    January   2000,   he  was   Executive   Vice
                                    President of Bostrom Seating, Inc. Prior thereto, he held various positions with Bethlehem Steel Corporation.

Timothy A. Masek................... Executive Vice President-Sales and Marketing
                                    He   served   as  Vice   President-Corporate
                                    Development  from  December  1995 to January
                                    2000 and President of Bostrom Seating,  Inc.
                                    from  June  1996  to  January  2000.   Prior
                                    thereto,    he   performed   marketing   and
                                    corporate functions for the Company.

John D. McClain.................... President of Brillion Iron Works, Inc.

Donald C. Mueller.................. Vice President and Treasurer.  Prior to July
                                    1998, he held various financial positions with Fisher Scientific International.

R. Philip Silver................... Director.  In addition, he is currently Co-
                                    Chief Executive  Officer of Silgan Holdings,
                                    Inc., and has been either Chairman of the Board or President and a Director of Silgan Holdings, Inc. since 1988.

Francis A. Stroble................. Director.  From 1982 to 1994, he was the
                                    Senior Vice  President  and Chief  Financial
                                    Officer of Monsanto Company. He is also a Director of Mercantile Bancorporation, Inc.

Camillo M. Santomero III........... Director.  He has been a private investor and a Senior  Consultant  to  Chase  Capital
                                    Partners    (formerly    Chemical    Venture
                                    Partners) since January 1992. In addition, from October 1988 to January 1992, he was a General Partner of Chase Capital Partners.

Allen L. Sunderland................ President of Fabco Automotive Corporation
                                    since   December   1999.   He  joined  Fabco
                                    Automotive   Corporation  in  1995  as  Vice
                                    President of Sales and Engineering.

Kenneth M. Tallering............... Vice President, General Counsel and
                                    Secretary. Prior to November 1995, he was an attorney with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

John C. Wilkinson.................. President and Chief Operating Officer of
                                    Imperial Group, L.P. Prior to November 1997, he was General Manager of Imperial Group, L.P.

Brent Williams..................... Controller.  He has served in various
                                    financial   capacities  at  TCI  and  Gunite
                                    Corporation for the past five years.

        SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the 1934 Act and regulations of the Commission thereunder require the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Commission. Officers, directors and persons owning more than ten percent of the Company's Common Stock are additionally required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and owners of more than ten percent of the Company's Common Stock have been made as required with respect to fiscal year 1999.

BOARD; COMMITTEES OF THE COMPANY BOARD; MEETINGS

        Currently, the Board consists of five members. The Board is divided into three classes and each director serves a term of three years and until his successor is duly elected and qualified or until his earlier death, resignation or removal.

        The Company has a Compensation Committee, an Audit Committee and an Executive Committee.

        The Compensation Committee, comprised of Messrs. Begel and Santomero, reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company, and grants options to purchase shares of Common Stock.

        The Audit Committee, which is comprised of Messrs. Silver and Stroble, reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit and considers comments by the auditors regarding internal controls and accounting procedures, and management's response to these comments.

        The Executive Committee, which is comprised of Messrs. Begel and Weller, exercises the powers of the Board of Directors during intervals between Board meetings and acts as an advisory body to the Board by reviewing various matters prior to their submission to the Board.

        During 1999, the Board of Directors met four times. Each director attended 75% or more of the meetings. The Compensation Committee held one meeting in 1999, which was attended by both of the committee members. The Audit Committee held two meetings in 1999, each of which were attended by both of the committee members. The Executive Committee held no meetings during 1999. The Board of Directors does not have a Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        The directors of the Company receive a retainer of $20,000 per annum in addition to an attendance fee of $500 for each committee meeting attended, and a reasonable expense in connection with each Board or committee meeting attended. Board members who are also employees of the Company do not receive directors' fees. In addition, options to purchase 5,000 shares of Common Stock are granted to each new non-employee director upon such director's initial election an d qualification for the Board. On the date of each annual meeting of shareholders subsequent to a director's initial election and qualification for the Board, each continuing non-employee director will be granted additional options to purchase 3,000 shares of Common Stock.

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for services in all capacities to the Company for 1999, 1998 and 1997 of (i) the Chief Executive Officer of the Company and (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 1999 (the "Named Officers").

                                                                                         LONG TERM
                                               ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                       ------------------------------------  -------------------------------------
                              FISCAL                            OTHER ANNUAL  RESTRICTED   OPTIONS/      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY      BONUS(1)  COMPENSATION(2) STOCK($)(3)  SARS(#)(4) COMPENSATION(5)
-----------------------------------------------------------------------------------------------------------------
THOMAS M. BEGEL                 1999    $750,000   $1,250,000     $113,112     $473,844         --      $241,964
 CHAIRMAN OF THE                1998     350,000      750,000           --           --         --       221,004
 BOARD AND CHIEF                1997     300,000      350,000           --           --     25,000       222,066
 EXECUTIVE OFFICER

THOMAS W. COOK                  1999    $350,000     $470,702           --           --         --        $8,621
 FORMER SENIOR VICE             1998     300,000      485,608           --           --         --         8,647
 PRESIDENT AND                  1997     275,016      457,900           --           --     25,000         8,092
 PRESIDENT AND CHIEF
 EXECUTIVE OFFICER OF
 TRUCK COMPONENTS INC.

DONALD C. MUELLER               1999    $160,000     $220,000           --           --     10,000       $17,135
 VICE PRESIDENT AND CHIEF       1998      70,000       70,000           --           --     20,000         2,950
 FINANCIAL OFFICER

KENNETH M. TALLERING            1999    $200,000     $750,000           --     $313,219         --       $16,272
 VICE PRESIDENT,                1998     150,000      200,000           --           --         --        15,861
 GENERAL COUNSEL                1997     125,000       75,000           --           --     10,000        11,386
 AND SECRETARY




ANDREW M. WELLER                1999    $500,000   $1,000,000           --     $473,844         --       $87,257
 PRESIDENT, CHIEF               1998     300,000      500,000           --           --         --        74,032
 OPERATING OFFICER              1997     260,000      350,000           --           --     25,000        58,211
 AND DIRECTOR


--------------


(1) In 1999, includes bonus of $500,000 to Messrs. Begel, Weller and Tallering and $50,000 to Mr. Mueller following consummation of the sale of the Company's freight car operations and includes bonus of $20,000 to Mr. Mueller following relocation of his residence. For Messrs. Begel and Cook includes a portion of 1998 bonus voluntarily deferred by them under the Company's Deferred Compensation Plan and for Mr. Cook and includes a portion of 1997 bonus voluntarily deferred by him under the Company's Deferred Compensation Plan. The Deferred Compensation Plan was terminated in 1999.

(2) For the reimbursement of travel, club dues and other expenses to Mr. Begel. The value of the perquisites received by Mr. Begel in 1997 and 1998 and by the other Named Officers in each year was below the threshold requiring disclosure thereof.

(3) On February 1, 1999, Messrs. Begel and Weller were issued 29,500 shares of restricted common stock and Mr. Tallering was issued 19,500 shares of restricted common stock. All such restricted stock vests on the third anniversary of the date of grant, or earlier in certain circumstances such as a change in control. The value of such restricted stock for Messrs. Begel, Weller and Tallering was $473,844, $473,844 and $313,219, respectively, as of February 1, 1999 and $532,844, $532,844 and $352,219, respectively, as of December 31, 1999.

(4) The options granted to Messrs. Begel, Cook, Tallering and Weller in 1997 are vested. One-third of the options granted to Mr. Mueller in 1998 are vested.

(5) 1999 includes the following amounts: for Mr. Begel, $235,964 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; for Mr. Cook, $621 for life insurance premium and $8,000 Company profit sharing contribution; for Mr. Mueller, $11,135 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; for Mr. Tallering, $10,272 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; and for Mr. Weller, $81,257 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan. 1998 includes the following amounts: for Mr. Begel, $215,004 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; for Mr.Cook, $647 for life insurance premium and $8,000 Company profit sharing contribution; for Mr. Mueller, $150 for life insurance and $2,800 Company contribution to the Company's 401(k) Plan; for Mr. Tallering, $9,861 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; and for Mr.Weller, $68,032 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan. 1997 includes the following amounts: for Mr. Begel, $216,066 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; for Mr. Cook, $592 for life insurance premium and $7,500 Company profit sharing contribution; for Mr. Tallering, $5,386 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan; and for Mr. Weller, $52,211 for life insurance and supplemental pension premium and $6,000 Company contribution to the Company's 401(k) plan. Each executive's right to receive their respective supplemental pensions upon termination of employment are generally subject to a three-year cliff vesting requirement (other than in the event of termination of employment due to a change in control). In the event any such person is not entitled to receive his supplemental pension, the value of such pension funds would revert to the Company.

OPTION GRANTS

        During the 1999 fiscal year, options were not granted to the Named Officers, except that Mr. Mueller was granted 10,000 options with an exercise price of $17.50, which options would have a potential realizable value of $110,057 based on a 5% appreciation during the option term and $278,905 based on a 10% appreciation during the option term.

OPTION EXERCISES

        The table below sets forth information with respect to the value of options held by the Named Officers as of December 31, 1999.

           AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND OPTION VALUE
                            AS OF DECEMBER 31, 1999


                                                                   NUMBER OF                   VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS
                              SHARES                            FISCAL YEAR-END(#)             AT FISCAL YEAR-END($)
                            ACQUIRED ON       VALUE       -----------------------------    ---------------------------
NAME                         EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXRCISABLE
----                       -------------   ------------   ------------    -------------    -----------    ------------
Thomas M. Begel                   --            --           50,000               --        $362,550              --
Thomas W. Cook                    --            --          100,000               --       1,165,625              --
Donald C. Mueller                 --            --            6,667           23,333          30,418         $66,457
Kenneth M. Tallering              --            --           37,500               --         382,964              --
Andrew M. Weller                  --            --          105,000               --         454,363              --


PENSION PLANS

        The Company, maintains a tax-qualified defined benefit pension plan in which Messrs. Begel, Mueller, Tallering and Weller are eligible to participate. Benefits under the plan are based primarily upon the participant's average monthly earnings and his years of continuous service. Benefits under the plan are not subject to reduction for social security benefits but are reduced by certain other amounts received under certain public pension programs, and certain disability and severance payments. The following table sets forth the benefits payable under the plan at age 65 on a straight line annuity basis for participants with the indicated levels of compensation and service.

                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                                  Years of Continuous Service
----------------- ------------------------------------------------------------
AVERAGE EARNINGS     15        20         25        30         35         40
                  --------  ---------  --------  ---------  ---------  --------
$ 75,000          $15,390    $20,520    $25,650   $30,780    $35,910    $41,816
 100,000           21,296     28,395     35,494    42,592     49,691     57,566
 125,000           27,202     36,270     45,337    54,405     63,472     73,316
 150,000           33,109     44,145     55,181    66,217     77,254     89,066
 200,000           35,471     47,295     59,119    70,942     82,766     95,366
 250,000           35,471     47,295     59,119    70,942     82,766     95,366
 300,000           35,471     47,295     59,119    70,942     82,766     95,366

     The compensation and years of service under the plan for Messers. Begel, Mueller, Tallering and Weller are as follows:


                                       HIGHEST FIVE-YEAR
                                        AVERAGE ANNUAL
                                         COMPENSATION          YEARS OF SERVICE
                                      -------------------      ----------------
Thomas M. Begel                            $720,000                   6.25
Donald C. Mueller                           185,000                   1.50
Kenneth M. Tallering                        345,000                   4.16
Andrew M. Weller                            479,400                   5.33


        Mr. Cook was eligible to participate in a tax-qualified defined benefit plan formerly maintained by a subsidiary of Truck Components Inc. ("TCI") (the "Pension Plan"). The Pension Plan provided a pension benefit at normal retirement age of 65, based on average monthly pay through December 31, 1991, or if service is less than five years, the average monthly earnings of the years worked up to December 31, 1991, and credited service for the years and months employed by TCI and its subsidiaries up to August 31, 1995. The salary component for persons hired subsequent to December 31, 1991, was the participant's initial monthly salary at employment date. At age 65, based on Mr. Cook's covered compensation and years of service of $150,000 and 4.6 years, respectively, he would have been entitled to receive an annual pension of $9,080 under the Pension Plan. The Pension Plan was terminated during 1998 and Mr. Cook rolled his allocated pension proceeds into an individual retirement account. Mr. Cook also participates in the Gunite Corporation Salaried Employees Profit Sharing Plan pursuant to which Gunite Corporation, a subsidiary of the Company, contributes 5% of Mr. Cook's gross earnings up to a maximum contribution of $8,000.

EMPLOYMENT AND SEVERANCE AGREEMENTS

        The Company is a party to substantially identical employment contracts with Messrs. Begel, Mueller, Tallering and Weller which became effective on July 1, 1999 and continue for a rolling three-year period (a rolling two-year period for Mr. Mueller) unless terminated as provided in the agreement. Pursuant to their respective agreements, each will receive annual base salaries, plus bonuses as determined by the Board of Directors. Each of these agreements contains customary employment terms and provides that upon termination of employment by the Company other than for "Cause" or by the employee for "Good Reason" (each as defined in the agreements) during the term, the Company will pay a severance payment to the employee, in addition to other benefits, equal to three times (two times for Mr. Mueller) the sum of (i) the employee's base salary as of his date of termination and (ii) the greatest of (w) the employee's guaranteed bonus, if any, for the year during which the termination occurs, (x) the employee's target bonus, if any, for the year during which the termination occurs, (y) the employee's bonus received with respect to the year immediately preceding the date of termination and (z) the employee's average bonus received during the three years immediately preceding the date of termination, plus certain additional amounts.

         The Company is a party to an employment agreement with James D. Cirar, the President and Chief Executive Officer of Gunite, which agreement will only become effective upon completion of the acquisition previously described in "Recent Event." The agreement is identical to the agreements described above for Messrs. Begel, Tallering, and Weller except that Mr. Cirar's bonus will be an amount equal to one percent of Gunite's earnings before interest, taxes and amortization.

        In connection with the Company's acquisition of TCI in August 1995, the Company assumed the existing employment agreement between TCI and Mr. Cook. Such agreement was terminated as of January 11, 2000 upon Mr. Cook's retirement. Pursuant to the termination, Mr. Cook will receive one year's salary, plus a bonus equal to Mr. Cook's average bonus for 1998 and 1999.

        The Company is a party to employment contracts with certain other officers and key employees generally with two or three year terms.

COMPENSATION COMMITTEE REPORT

        Under the supervision of the Compensation Committee of the Board of Directors (the "Committee"), the Company has attempted to develop and implement compensation policies, plans and programs which seek to enhance the profitability of the Company and to maximize shareholder value by closely aligning the financial interests of the

Company's executive officers with those of its shareholders. The Committee is currently comprised of Messrs. Begel and Santomero.

        The Company's general compensation philosophy, which is determined by the Committee, is to offer compensation so as to enable the Company to attract and retain talented and experienced executive officers who are able to assist the Company in accomplishing its strategic and performance goals and to allow such executive officers to participate in the increase in value of the Company upon attaining such goals. Such compensation consists of salary, performance-based bonus and stock options/restricted stock. In determining the salary, bonus and stock option/restricted stock awards for the Company's executive officers, the Committee takes into account the overall performance of the Company as well as its subjective determination of the contribution of each executive officer to that performance. The Committee does not limit its evaluation of Company performance to any particular performance measure, nor does it apply any specific formula in relating Company performance to salary, bonus or stock option/restricted stock award levels.

        Four of the five Named Officers are parties to employment agreements with the Company, which are described herein in the section entitled "Employment and Severance Agreements." The Committee believes that the compensation offered pursuant to such agreements is consistent with the Company's compensation philosophy. In 1999, Mr. Begel's salary was $750,000 and, given the Company's significant improvement in results of operations and financial condition during 1999, received a $750,000 bonus for 1999. He also received a bonus of $500,000 following completion of the successful sale of the Company's freight car operations. Mr. Begel's economic interests are further aligned with the shareholders of the Company due to his significant ownership interest in the Company (see "Principal Shareholders and Security Ownership of Management").

        The Committee has not developed a formal policy on the rules regarding deductability of executive compensation because the Company's compensation of its executive officers is considerably less than the applicable thresholds, but rather will make such determinations as appropriate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS,
                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth information, based on reports filed by such persons with the Commission, with respect to ownership of the shares of Common Stock held by the directors and executive officers of the Company, and with respect to ownership by persons believed by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock.


                                                                                  PERCENT OF
                                                           NUMBER OF SHARES OF    OUTSTANDING
                                                             COMMON STOCK        COMMON STOCK
                                                           -------------------   ------------
State Street Research & Management Company (1)...........            723,000         7.0%
Dimensional Fund Advisors Inc. (2).......................            677,700         6.6%
Thomas M. Begel (3)......................................            404,402         3.9%
James D. Cirar (4).......................................            135,398         1.3%
Fred D. Culbreath........................................            106,756          *
Joseph A. Hicks..........................................             49,984          *
Robert L. Jackson (5)....................................             15,105          *
Timothy A. Masek (6).....................................             43,428          *
John D. McClain..........................................                  0          --
Donald C. Mueller (7)....................................              7,142          *
Camillo M. Santomero III (8).............................            173,000         1.7%
R. Philip Silver (9).....................................             20,000          *
Francis A. Stroble (9)...................................             22,000          *
Kenneth M. Tallering (10)................................             62,096          *
Andrew M. Weller (11)....................................            151,933         1.5%
John C. Wilkinson (12)...................................             30,000          *
Brent Williams (13)......................................              7,500          *
Directors and Executive Officers as a group (15 persons)(14)       1,228,744        11.9%


----------
* Less than 1%.

(1) The number of shares beneficially held by State Street Research and Management Company is based upon the Schedule 13G held by State Street Research and Management Company dated February 1, 2000. The address of State Street Research Management Company is One Financial Center, 30th Floor, Boston, MA 02111-2690.


(2) The number of shares beneficially held by Dimensional Fund Advisors Inc. is based upon the Schedule 13G filed by Dimensional Fund Advisors Inc. on February 12, 1999. The address of Dimensional Fund Advisors Inc. is 12999 Ocean Avenue, Santa Monica, CA 90401.

(3) Includes 50,000 shares of common stock subject to currently exercisable options, 3,390 shares of common stock held through the Company's 401(k) plan as of December 31, 1999 and 29,500 shares of restricted common stock.

(4)      Includes   100,000   shares  of  common  stock   subject  to  currently
         exercisable options and 13,398 shares of common stock held in a self-directed IRA.

(5) Includes 13,333 shares of common stock subject to currently exercisable options and 1,772 shares of common stock held through the Company's 401(k) plan as of December 31, 1999.

(6) Includes 18,800 shares of common stock subject to currently exercisable options, 2,228 shares of common stock held through the Company's 401(k) plan as of December 31, 1999 and 19,500 shares of restricted common stock.


(7) Includes 6,667 shares of common stock subject to currently exercisable options and 475 shares of common stock held through the Company's 401(k) plan as of December 31, 1999.

(8) Mr. Santomero is a private investor and Senior Consultant to Chase Capital Partners (formerly Chemical Venture Partners), which beneficially owns shares of common stock, but Mr. Santomero disclaims beneficial ownership of such shares. Mr. Santomero, however, has an interest in a pool of securities, including shares of common stock of the Company, acquired by Chemical Equity Associates at the time he was a General Partner of Chemical Venture Partners (now Chase Capital Partners). Mr. Santomero holds options to purchase 23,000 shares of common stock, of which 20,000 are currently exercisable.

(9) Messrs. Silver and Stroble each hold options to purchase 23,000 shares of common stock, of which 20,000 are currently exercisable.

(10) Includes 37,500 shares of common stock subject to currently exercisable options, 3,796 shares of common stock held through the Company's 401(k) plan as of December 1, 1999 and 19,500 shares of restricted common stock.

(11) Includes 105,000 shares of common stock subject to currently exercisable options, 3,433 shares of common stock held through the Company's 401(k) plan as of December 31, 1999 and 29,500 shares of restricted common stock.

(12)     Includes 30,000 shares of restricted common stock.

(13) Includes 7,500 shares of common stock subject to currently exercisable options.

(14) Includes 398,800 shares of common stock subject to currently exercisable options, 15,694 shares of common stock held through the Company's 401(k) plan as of December 31, 1999 and 128,000 shares of restricted common stock.




ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

SALE OF FREIGHT CAR OPERATIONS

         On June 3, 1999, the Company completed the sale of its freight car operations, which were comprised of three wholly owned subsidiaries- JAC, FCS, and JAIX- to Rabbit Hill Holdings, Inc. The Company received consideration consisting of approximately $101.3 million in cash, contingent additional consideration of $20.0 million and a 20% equity interest in the buyer. In addition, the buyer assumed substantially all of the liabilities of the freight car operations, including $14.4 million of debt. The 20% equity interest in the buyer is comprised of common and preferred stock, some of which is non-voting. Further, the Company's rights with respect to voting and the transferability of our equity interest are limited and, in particular, the Company granted a proxy to vote its equity interest to another shareholder of the buyer under certain circumstances.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1)AND(A)(2)  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
--------------------------------------------------------------------------------

The following documents are included in Item 8 hereto.

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997.
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997.
Notes to Consolidated Financial Statements.
Report of Independent Public Accountants.


(A)(3)            LIST OF EXHIBITS:
                  ----------------

         3.1 Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Form S-1, Registration Statement 33-63132 (the "Initial S-1")).
         3.2 Form of Restated By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Initial S-1).
         4.1 Form of certificate for the Company's common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Initial S-1).
         4.2 Form of certificate for the Company's Class B common stock, par value $.01 per share (incorporated by reference to Exhibit
                  4.2 to the Initial S-1).
         4.3 Indenture relating to the 11.75% Senior Subordinated Notes of the Company due 2005, dated as of August 23, 1995, including form of note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 30, 1995).
         4.4 Indenture relating to the 11.75% Series C Subordinated Notes of the Company due 2005, dated as of August 11, 1997, including form of note (incorporated by reference to Exhibit
                  4.2 to Form S-4, Registration Statement 333-35277 (the "Form S-4")).
         4.5 Rights Agreement, dated as of October 4, 1995, between the Company and BancBoston State Street Investor Services, L.P. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 5, 1995 and Amendment to Rights Agreement, dated as of January 28, 2000).
         10.1 Agreement and Plan of Merger, dated as of June 13, 1995, among the Company, JTN Acquisition Corp. and Truck Components Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
         10.2 Stockholders Agreement, dated as of June 13, 1995, among the Company, JTN Acquisition Corp. and the stockholders party thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 13, 1995), and Amendment No.1 to Stockholders Agreement, dated as of June 23, 1995, among the Company, JTN Acquisition Corp., and the stockholders party thereto (incorporated by reference to Exhibit 2.3 to Amendment No.1 to the Company's Current Report on Form 8-K dated June 13, 1995).
         10.3 Stock Purchase Agreement, dated as of December 21, 1994, and the First Amendment thereto, dated as of January 13, 1995, each among the sellers, Bostrom Seating, Inc. and the Company, (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 24, 1995).
         10.4 Credit Agreement, dated as of April 29, 1999, among the Company, the financial institutions named therein, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent and Swingline Lender, The Chase Manhattan Bank, as Issuing Bank, and Bank Boston, N.A.and The First National Bank of Chicago, as Co-Agents (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1999 (the "March 31, 1999 10-Q")).
         10.5 Bond Guaranty Agreement, dated April 1, 1999, by Bostrom Seating, Inc. and Lease Agreement dated April 1, 1999 between Bostrom Seating, Inc. and the Industrial Development Bond of the City of Piedmont, relating to $3.1 million of industrial revenue bonds (incorporated by reference to Exhibit 10.5 to the March 31, 1999 10-Q).

         10.6 Asset Purchase Agreement, dated as of March 22, 1999, among the Company, Imperial Group Acquisition, L.P., Imperial Fabricating Company of Tennessee, Inc., Fleet Design, Inc., Imperial Group, Inc., Fred D. Culbreath and Joseph A. Hicks (incorporated by reference to Exhibit 10.1 to the March 31, 1999 10-Q).
         10.7 Asset Purchase Agreement, dated as of April 30, 1999, among Gunite Corporation, Gunite Acquisition Corp., Hitachi Metals America, Ltd. and Ward Manufacturing, Inc. (incorporated by reference to Exhibit 10.2 to the March 31, 1999 10-Q).
         10.8 Share Purchase Agreement, dated as of May 10, 1999, between the Company and Rabbit Hill Holdings, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 12, 1999).
         10.9 Merger Agreement, dated as of January 28, 2000, between the company and Transportation Acquisition I Corp. (incorporated by reference to Exhibit (e) (1) to the Company's Schedule 14D-9 dated February 3, 2000).
         10.10    1993 Stock Option Plan  (incorporated  by reference to Exhibit
                  10.8 to the Initial S-1).
         10.11 Johnstown America Corporation Salaried Pension Plan (incorporated by reference to Exhibit 10.11 to the Initial S-1).
         10.12 Amended and Restated Stockholder and Warrant holder Agreement (incorporated by reference to Exhibit 10.14 to the Initial S-1).
         10.13 Employment Agreement of Thomas M. Begel, Andrew M. Weller, Timothy A. Masek, Donald C. Mueller and Kenneth M. Tallering (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q for the quarter ended June 30, 1999).
         10.14    Employment Agreement of James D. Cirar.
         10.15    Form of  Severance  Agreement  (incorporated  by  reference to
                  Exhibit 10.15 to the 1995 Form 10-K).
         10.16    Form of Stay Bonus  Agreement  (incorporated  by  reference to
                  Exhibit 10.16 to the 1995 Form 10-K).
         10.17    Form of Stock Option  Agreement  (incorporated by reference to
                  Exhibit 10.17 to the 1995 Form 10-K).
         10.18 Form of Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.21 to the 1996 Form 10-K).
         10.19 Gunite Corporation Salaried Employees Retirement Plan (incorporated by reference to Exhibit 10.18 to the 1995 Form 10-K).
         10.20 Gunite Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.19 to the 1995 Form 10-K).
         10.21 Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.22 to the Company's 10-K for the fiscal year ended December 31, 1998).
         21.1     Subsidiaries of the Company
         23.1     Consent of Arthur Andersen LLP
         27.1     Financial Data Schedule



(2)      Financial Statement Schedules:

         All  schedules  have been  omitted  since the required  information  is
         either  not  significant,   included  in  the  consolidated   financial
         statements of the Company or the notes thereto or not applicable.

(3)      Reports on Form 8-K

         The Company filed the following current report on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

                  TRANSPORTATION TECHNOLOGIES INDUSTRIES, INC.


                   BY:/S/ DONALD C. MUELLER
                      -------------------------------
                      Donald C. Mueller
                         Vice President, Treasurer and Chief Financial Officer
                          (Principal Financial Officer and
                           Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                       DATE
/S/ THOMAS M. BEGEL
---------------------------       Chairman of the Board                         February 17, 2000
Thomas M. Begel                    and Chief Executive Officer
                                   (Principal Executive Officer)

/S/ ANDREW M. WELLER               President, Chief Operating Officer           February 17, 2000
---------------------------          and Director
Andrew M. Weller

/S/ CAMILLO SANTOMERO               Director                                    February 17, 2000
---------------------------
Camillo Santomero

/S/ R. PHILIP SILVER                Director                                    February 17, 2000
---------------------------
R. Philip Silver

/S/ FRANCIS S. STROBLE              Director                                    February 17, 2000
---------------------------
Francis S. Stroble
